Form 10QSB
period 1999-06-30
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 1999-08-20
CIK 1052994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-25803

                   AMERICA'S SENIOR FINANCIAL SERVICES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Florida                                     65-0181535
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                             15544 N.W. 77th Court
                             Miami Lakes, FL 33014
                    ----------------------------------------
                    (Address of principal executive offices)
                                 (305) 828-2599
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]         No  [ ]

Number of shares outstanding of each of the issuer's classes of common equity:

         As of August 13, 1999, the Company had a total of 6,947,431 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

         Transitional Small Business Disclosure Format:   Yes [ ]    No  [X]

                   AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1999



                                     INDEX

                                                                       PAGE NO.
                                                                       -------
PART I
Item 1. Financial Statements..............................................3

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................4

PART II

Item 2. Changes in Securities.............................................6

Item 6. Exhibits and Reports on Form 8-K..................................6

SIGNATURES................................................................7

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Note 1. Basis of Presentation

         The unaudited, condensed, consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B, and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain reclassifications have been made to the 1998 financial information to conform to the presentation used in 1999. Results of operations for the three months ended June 30, 1999 and the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's Form 10-SB as originally filed with the Securities and Exchange Commission (SEC) on April 16, 1999, and as subsequently amended. The Company has received certain accounting comments from the SEC with respect to such filing on form 10-SB, as amended, and is in the process of reviewing such comments. As a consequence thereof, the Company may amend or revise certain of the financial disclosure set forth herein based upon such comments. Particularly, such comments relate to the Company's accounting treatment of its acquisition of Dow Guarantee Corp. (Dow).

Note 2. Loss Per Share

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted losses per share for all periods presented are the same since the Company's convertible debentures, stock options, and warrants are anti-dilutive.

Note 3. Income Taxes

         The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". In accordance with this statement, the Company records valuation allowance so that the deferred tax asset balance reflects the estimated amount of deferred tax assets that may be realized. Therefore, the deferred tax assets generated by the net losses in the periods presented have been offset in their entirety by a deferred tax asset valuation allowance.

Note 4. Convertible Debentures

         In May 1999, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued $2,500,000 of 3% convertible debentures, which are due May 6, 2002, and common stock purchase warrants for 34,483 shares at $8.70 per share, which expire May 31, 2004. The Securities Purchase Agreement, among other terms, allows the Company to require the buyer to purchase additional convertible debentures up to $7,500,000. The holder of the debentures may take the interest in either cash or Company common stock. The debentures are convertible are convertible into common stock at the option of the holder, and are converted at a price of the lower of (a) $6.16 per share, or
(b) 85% of the average closing bid price for the common stock for 5 of the 20 trading days ending immediately before the conversion. In connection with the placement, the Company issued 185,548 shares of common stock and paid $268,780 in fees to consultants and placement agents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTORY STATEMENT

         The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this form 10-QSB are forward looking and are based on the Company's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, economic, competitive, and governmental factors affecting the Company's operations, markets, and products, and other factors discussed in the Company's filing w/the SEC, that could cause actual results to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

On January 29, 1999 the Company acquired all of the outstanding and issued Capital Stock of Capital Funding of South Florida, Inc. (CFSF) for $300,000 and the issuance of 237,664 shares of the Company's Common Stock. In addition, on August 18, 1999 the Company acquired all of the outstanding and issued Capital Stock of Jupiter Mortgage Corporation (Jupiter) for $500,000 and the issuance of 360,750 shares of the Company's Common Stock.

On April 16, 1999 the Company filed a form 10-SB with the SEC, which the Company has subsequently amended.

RESULTS OF OPERATIONS

Revenues for the three-month period ending June 30, 1999 increased to $1,010,756 from $205,219 for the three-month period ending June 30, 1998. Revenues for the six months ending June 30, 1999 increased to $1,970,688 from $365,010 for the six months ended June 30, 1998. This growth in revenues was primarily attributable to the contributions of the Dow and Capital subsidiaries, whose results were not part of AMSE's 1998 results.

Total Expenses for the three-month period ended June 30, 1998 compared to the three-month period ended June 30, 1999 increased to $1,298,199 from $243,822. Total Expenses for the six-month period ending June 30, 1999 compared to the six months ended June 30, 1998 increased to $2,431,103 from $469,463.

This increase in expenses was partially attributable to the inclusion of the costs associated with the Dow and Capital subsidiaries, which were not a part of AMSE during the second quarter of 1998.

The increases are associated with the following five expense categories, Goodwill amortization, Professional fees, Occupancy costs, Depreciation and Payroll Costs. Combined, these five categories total $945,201 in expenses or 73% of AMSE's total second quarter 1999 expenses.

Liquidity and Capital Resources

         We sold a $2,500,000 convertible debenture in May 1999. The debentures are convertible into our common stock at the option of the debenture holder. If converted, the debentures will be converted into common stock at a price of the lower of (a) $6.16 per share or (b) 85% of the average closing bid price for the common stock for 5 trading days selected by the debenture holder from the 20 trading days ending immediately before the conversion of the debenture. However, the Company may not issue more than 9.9% of its outstanding common stock to the holder. We also issued warrants to purchase 34,483 shares of our common stock to the purchaser of the debentures and will issue more warrants in the event of the sale of additional debentures. The material risk associated with this type of debenture is that if our stock price were lower it could have a significant dilutive effect.

         The Company may seek to obtain additional equity and/or debt financing in the future on terms deemed favorable by the Company. No assurances can be given as to the Company's ability to procure any such debt and/or equity financing in the future.

                                    PART II


ITEM 2.  CHANGES IN SECURITIES

         During the second quarter of 1999 we issued 278,000 shares of our common stock. 75,000 shares were sold to three accredited investors as follows:

                 purchase       share                             Accredited/
    date           price       quantity       Purchaser         Sophisticated
   -------       ---------     --------       ---------         -------------

May 7, 1999       $75,000       37,500     Palmun Associates     Accredited

June 16, 1999     $25,000       12,500     Kenneth Rosen         Sophisticated

June 16, 1999     $50,000       25,000     Marc A. Kahn and      Sophisticated
                                           Laurie D. Kahn

         We issued 17,452 shares of common stock to employees during the second quarter an 185,548 shares to our investment banker and other consultants in connection with the $2,500,000 debenture sold during May of 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                  1.       Financial Statements begin on page F-1.

                  2.       Exhibits: None.

         (b) Reports on Form 8-K.

                  1.       None.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                               30-Jun-99          31-Dec-98
                                                                             ------------        -----------
                                                                              (Unaudited)
                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $ 1,936,194         $   195,728
   Brokerage fees receivable                                                     106,962              49,853
   Due from employees and shareholders                                           226,537              93,146
   Prepaid expenses                                                              117,503              46,699
                                                                             -----------         -----------
            TOTAL CURRENT ASSETS                                               2,387,196             385,426

PROPERTY AND EQUIPMENT, net                                                      407,553             254,783

GOODWILL, net                                                                  5,144,552           1,059,413

OTHER ASSETS                                                                     946,813             319,940
                                                                             -----------         -----------
            TOTAL                                                            $ 8,886,114         $ 2,019,562
                                                                             ===========         ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                           $  17,129           $   5,798
   Accounts payable                                                              277,413             173,904
   Accrued compensation and related taxes                                        107,078              49,054
                                                                             -----------         -----------
            TOTAL CURRENT LIABILITIES                                            401,620             228,756
                                                                             -----------         -----------
LONG-TERM DEBT, less current portion                                           2,680,517              13,287
                                                                             -----------         -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value; 10,000,000 shares
   authorized, no shares issued and outstanding                                       --                  --
  Common stock, $0.001 par value; 25,000,000 shares
   authorized, shares issued and outstanding, 6,909,431
   and 5,898,867 in 1999 and 1998, respectively                                    6,909               5,899
   Additional paid-in capital                                                  6,847,522           2,247,432
   Retained earnings (deficit)                                                  (937,164)           (408,745)
   Unearned compensation - restricted stock                                     (113,290)            (67,067)
                                                                             -----------         -----------
            TOTAL STOCKHOLDERS' EQUITY                                         5,803,977           1,777,519
                                                                             ===========         ===========
            TOTAL                                                            $ 8,886,114         $ 2,019,562
                                                                             ===========         ===========

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          Three Months Ended June 30,                Six Months Ended June 30,
                                                        ------------------------------            ------------------------------
                                                           1999                1998                  1999                1998
                                                        -----------         ----------            -----------         ----------
REVENUES                                                $ 1,010,756         $  205,219            $ 1,970,688         $  365,010
                                                        -----------         ----------            -----------         ----------
EXPENSES:
  Payroll and related expenses                              656,894            150,031              1,312,189            256,098
  Administrative, processing and occupancy                  563,954             93,791                974,633            213,365
  Employee recruitment                                       11,031                 --                 19,229                 --
  Goodwill amortization                                      66,320                 --                125,052                 --
                                                        -----------         ----------            -----------         ----------
            TOTAL EXPENSES                                1,298,199            243,822              2,431,103            469,463
                                                        -----------         ----------            -----------         ----------
            LOSS FROM OPERATIONS                           (287,443)           (38,603)              (460,415)          (104,453)
                                                        -----------         ----------            -----------         ----------
   INTEREST EXPENSE - NET                                     5,659                447                 19,306              1,008
            LOSS BEFORE INCOME TAXES                       (293,102)           (39,050)              (479,721)          (105,461)

PROVISION FOR INCOME TAXES                                       --                 --                     --                 --
                                                        -----------         ----------            -----------         ----------
            NET LOSS                                    $  (293,102)        $  (39,050)           $  (479,721)        $ (105,461)
                                                        ===========         ==========            ===========         ==========
  LOSS PER SHARE:
   Basic                                                $    (0.043)        $   (0.009)           $    (0.073)        $   (0.024)
                                                        ===========         ==========            ===========         ==========
   Diluted                                              $    (0.043)        $   (0.009)           $    (0.073)        $   (0.024)
                                                        ===========         ==========            ===========         ==========

   Weighted average common shares outstanding
     (basic and diluted)                                  6,773,361          4,413,560              6,546,657          4,390,119
                                                        ===========         ==========            ===========         ==========

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                Six Months Ended June 30,
                                                                             -------------------------------
                                                                                1999                1998
                                                                             ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (479,721)         $ (105,461)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                             164,175               6,425
      Recognition of restricted stock earned                                     19,229                  --
      Changes in certain assets and liabilities, net of amounts
       from an acquisition:
         Brokerage fee receivable                                               (57,109)            (46,230)
         Employee advances                                                      (52,509)                 --
         Prepaid expenses and other                                             (70,804)             10,000
         Accounts payable, accrued compensation and related taxes               161,533              (3,258)
                                                                             ----------          ----------
            NET CASH USED IN
             OPERATING ACTIVITIES                                              (315,206)           (138,524)
                                                                             ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (119,775)            (36,795)
   Acquisition expenditures, net of cash acquired                              (452,571)            (24,537)
   Changes in other assets                                                     (626,873)             16,616
                                                                             ----------          ----------
            NET CASH USED IN INVESTING ACTIVITIES                            (1,199,219)            (44,716)
                                                                             ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                  598,948             108,500
   Change in long-term debt                                                   2,678,561              (4,774)
   Change in due from shareholders                                              (22,618)             11,919
                                                                             ----------          ----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                         3,254,891             115,645
                                                                             ----------          ----------
            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,740,466             (67,595)

CASH AND CASH EQUIVALENTS, Beginning of period                                  195,728              86,376
                                                                             ----------          ----------
CASH AND CASH EQUIVALENTS, End of period                                     $1,936,194          $   18,781
                                                                             ==========          ==========






           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                               Common        Common       Additional                  Retained          Total
                                               Stock        Stock, at      Paid-in     Restricted      Earnings      Stockholders'
                                            # of Shares     par value      Capital       Stock        (Deficit)         Equity
                                            -----------     ---------     ----------   ----------     ---------      -------------
STOCKHOLDERS' EQUITY, December 31, 1998      5,898,867       $  5,899     $4,584,932   $ (67,067)     $(457,443)      $4,066,321

Stock issued pursuant to an acquisition        237,664            237      1,558,963                                   1,559,200
Contribution to Capital                                                       40,000                                      40,000

Restricted stock issued to employees            65,452             65         65,387     (65,452)                             --

Recognition of restricted stock earned                                                    19,229                          19,229

Issuances of common stock for cash, net
  of expenses                                  707,448            708        598,240                                     598,948

Net loss for the period ended
  June 30, 1999                                                                                        (479,721)        (479,721)
                                             ---------       --------     ----------   ---------      ---------       ----------
STOCKHOLDERS' EQUITY, June 30, 1999          6,909,431       $  6,909     $6,847,522   $(113,290)     $(937,164)      $5,803,977
                                             =========       ========     ==========   =========      =========       ==========


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.


Dated: August 16, 1999                By: /s/ Nelson A. Locke
                                         --------------------------------------
                                            Nelson A. Locke, President
                                            Chief Executive Officer
                                            Principal Accounting Officer