Form 10QSB/A
period 1999-06-30
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 1999-09-07
CIK 1052994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

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

         As of September 2, 1999, the Company had a total of 7,308,181 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

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

Note 4. Convertible Debentures

         In May 1999, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued $2,500,000 of 3% convertible debentures, which are due May 6, 2002, and common stock purchase warrants for 34,483 shares at $8.70 per share, which expire May 31, 2004. The Securities Purchase Agreement, among other terms, allows the Company to require the buyer to purchase additional convertible debentures up to $7,500,000. The holder of the debentures may take the interest in either cash or Company common stock. The debentures are convertible into common stock at the option of the holder, and are converted at a price of the lower of (a) $8.70 per share, or (b) 85% of the average closing bid price for the common stock for 5 of the 20 trading days ending immediately before the conversion. At the time the Company entered into this agreement the debentures would be convertible at $6.16 per share of the Company's common stock. Under EITF Topic D-60 this beneficial conversion rate has resulted in the Company recognizing an interest expense of $441,176. In connection with the placement, the Company issued 185,548 shares of common stock and paid approximately $280,000 in fees to consultants and placement agents, which resulted in additional costs recognized of $1,491,628.

Note 5. Impaired Asset

         On July 31, 1998, the Company acquired Dow Guarantee Corp. ("Dow") in a tax free reorganization which was accounted for as a purchase per APB 16. The recorded purchase price was approximately $3,437,500. Substantially all of the purchase price was allocated to goodwill. For the period from acquisition through December 31, 1998, Dow recorded a loss before goodwill amortization of $40,131. During the three month period ended March 31, 1999, however, Dow recorded a profit before goodwill amortization of $14,521. During the three month period ended June 30, 1999, Dow lost $20,205 before goodwill amortization. Because the subsidiary has operated at a cumulative loss since the Company acquired it, an impaired asset review of Dow was initiated. Pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluated the recoverability of the long-lived Dow asset, including goodwill. Based on the second quarter of 1999 results, the Company has determined that Dow's estimated future non-discounted cash flows are below the carrying value of Dow as a long-lived asset. Accordingly, the Company has recorded an impairment charge to adjust the carrying value of Dow's goodwill, the only long-lived asset deemed to be presently affected, to fair value. The adjustment recorded was to reduce the estimated fair value of the goodwill of Dow to approximately $903,418 by recording a non-cash impairment loss of approximately $2,359,311. The estimated fair value of Dow was based, among other factors, on the price of Company securities, which were sold during June 1999; management believes that the fair value of Dow approximates the amount to which it was written down.

Note 6. Other Assets

         The following accounts make up the Balance Sheet line "Other Assets"

Notes Receivable                                   $365,000
Deposit on Acquisition Candidate                    100,000
Legal fees paid for pending acquisitions             72,000
Accounting fees paid for pending acquisitions        27,000
Advertising & Marketing Supplies                     23,000
Security Deposits and other                          13,313
                                                   --------
       Total                                       $600,313

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

Total Expenses for the three-month period ended June 30, 1998 compared to the three-month period ended June 30, 1999 increased to $5,149,138 from $243,822. Total Expenses for the six-month period ending June 30, 1999 compared to the six months ended June 30, 1998 increased to $6,282,042 from $469,463. This increase in expenses was partially attributable to the inclusion of the costs associated with the Dow and Capital subsidiaries, which were not a part of AMSE during the second quarter of 1998.

These expenses also include an impairment write-down of $2,359,311 against the goodwill of Dow Guarantee Corp. (Dow). This impairment was taken due to Dow having negative operations in the last five months of 1998 and during the second quarter of 1999. These negative operations were specifically the result of increased professional fees relating to the stringent reporting requirements to AMSE, and represent approximately a $12,000 increase over what Dow would typically have spent on such fees. Dow also recognized approximately $10,000 of non capitalized expenses pertaining to the move of their primary office. During the second quarter of 1999 Dow lost some key sales personnel, these individuals had historically been responsible for approximately 10% of Dow's revenues. These personnel have been replaced. Dow also has had no growth in revenues from the date of acquisition.

The Company has also recognized approximately $1,491,628 of Debenture Financing Costs. These Debentures are immediately convertible into Common Stock and therefor the expenses are recognized immediately and not amortized over the life of the debenture. These expenses include approximately $280,000 of fees paid out of the debenture financing and the issuance of 185,548 shares of the Company's Common Stock issued to consultants and placement agents. The Common Stock issued is valued with a 10% discount from the 7.25 average trading price at the time the debenture was issued, due to the restrictions imposed on the transferability of the shares.

Total Other Expenses for the three-month period ended June 30, 1998 compared to the three-month period ended June 30, 1999 increased to $446,835 from $447. Total Other Expenses for the six-month period ending June 30, 1999 compared to the six months ended June 30, 1998 increased to $460,482 from $1,008. This increase in expenses was primarily due to the Interest expense of the conversion benefit of the convertible debentures of $441,176.

Liquidity and Capital Resources

         We sold a $2,500,000 convertible debenture in May 1999. The debentures are convertible into our common stock at the option of the debenture holder. If converted, the debentures will be converted into common stock at a price of the lower of (a) $8.70 per share or (b) 85% of the average closing bid price for the common stock for 5 trading days selected by the debenture holder from the 20 trading days ending immediately before the conversion of the debenture. However, the Company may not issue more than 9.9% of its outstanding common stock to the holder. We also issued warrants to purchase 34,483 shares of our common stock at $8.70 per share to the purchaser of the debentures and will issue more warrants in the event of the sale of additional debentures. The material risk associated with this type of debenture is that if our stock price were lower it could have a significant dilutive effect.

         The Company may seek to obtain additional equity and/or debt financing in the future on terms deemed favorable by the Company. No assurances can be given as to the Company's ability to procure any such debt and/or equity financing in the future.

                                    PART II


ITEM 2.  CHANGES IN SECURITIES

         During the second quarter of 1999 we issued 278,000 shares of our common stock. 75,000 shares were sold to three investors as follows:

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                  1.       Financial Statements begin on page F-1.

                  2.       Exhibits:

                           EX-27 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K.

                  1.       None.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                  30-Jun-99        31-Dec-98
                                                                  ---------        ---------
                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $ 1,936,194       $   195,728
   Brokerage fees receivable                                         106,962            49,853
   Due from employees and shareholders                               226,537            93,146
   Prepaid expenses                                                  117,503            46,699
                                                                 -----------       -----------

           TOTAL CURRENT ASSETS                                    2,387,196           385,426

PROPERTY AND EQUIPMENT, net                                          474,053           254,783

GOODWILL, net                                                      2,785,241         3,348,215

OTHER ASSETS                                                         600,313           319,940
                                                                 -----------       -----------

           TOTAL                                                 $ 6,246,803       $ 4,308,364
                                                                 ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                             $    17,129       $     5,798
   Accounts payable                                                  277,413           173,904
   Accrued compensation and related taxes                            107,078            49,054
                                                                 -----------       -----------

           TOTAL CURRENT LIABILITIES                                 401,620           228,756
                                                                 -----------       -----------

LONG-TERM DEBT, less current portion                               2,680,517            13,287
                                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value; 10,000,000 shares
   authorized, no shares issued and outstanding                           --                --
  Common stock, $0.001 par value; 25,000,000 shares
   authorized, shares issued and outstanding, 6,909,431
   and 5,898,867 in 1999 and 1998, respectively                        6,909             5,899
   Additional paid-in capital                                      8,500,326         4,584,932
   Retained earnings (deficit)                                    (5,229,279)         (457,443)
   Unearned compensation - restricted stock                         (113,290)          (67,067)
                                                                 -----------       -----------

           TOTAL STOCKHOLDERS' EQUITY                              3,164,673         4,066,321
                                                                 -----------       -----------

           TOTAL                                                 $ 6,246,803       $ 4,308,364
                                                                 ===========       ===========

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  THREE MONTHS                         SIX MONTHS
                                                                  ENDED JUNE 30,                      ENDED JUNE 30,

                                                              1999              1998              1999              1998
                                                          -----------       -----------       -----------       -----------
REVENUES                                                    1,010,756           205,219         1,970,688           365,010
                                                          -----------       -----------       -----------       -----------

EXPENSES:
  Payroll and related expenses                                656,894           150,031         1,331,418           256,098
  Administrative, processing and occupancy                    563,954            93,791           974,633           213,365
  Debenture Financing Costs                                 1,491,628                --         1,491,628                --
  Employee recruitment                                         11,031                --                --                --
  Goodwill amortization                                     2,425,631                --         2,484,363                --
                                                          -----------       -----------       -----------       -----------

           TOTAL EXPENSES                                   5,149,138           243,822         6,282,042           469,463
                                                          -----------       -----------       -----------       -----------

           LOSS FROM OPERATIONS                            (4,138,382)          (38,603)       (4,311,354)         (104,453)
                                                          -----------       -----------       -----------       -----------

OTHER EXPENSES:
   Interest expense                                             5,659               447            19,306             1,008
   Interest expense -
     Convertible Debentures Conversion discount               441,176                --           441,176                --
                                                          -----------       -----------       -----------       -----------
           TOTAL OTHER EXPENSES                               446,835               447           460,482             1,008
                                                          -----------       -----------       -----------       -----------
           LOSS BEFORE INCOME TAXES                        (4,585,217)          (39,050)       (4,771,836)         (105,461)

PROVISION FOR INCOME TAXES                                         --                --                --                --
                                                          -----------       -----------       -----------       -----------

           NET LOSS                                       $(4,585,217)      $   (39,050)      $(4,771,836)      $  (105,461)
                                                          ===========       ===========       ===========       ===========


  LOSS PER SHARE:
   Basic                                                  $    (0.677)      $    (0.009)      $    (0.729)      $    (0.024)
                                                          ===========       ===========       ===========       ===========
   Diluted                                                $    (0.677)      $    (0.009)      $    (0.729)      $    (0.024)
                                                          ===========       ===========       ===========       ===========
   Weighted average common shares outstanding
     (basic and diluted)                                    6,773,361         4,413,560         6,546,657         4,390,119
                                                          ===========       ===========       ===========       ===========

            AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                 1999            1998
                                                                             -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $(4,771,836)      $(105,461)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                            2,523,486           6,425
      Non-Cash Interest expense and Other Non-Cash Costs-
         Convertible debentures                                                1,932,804
      Recognition of restricted stock earned                                      19,229              --
      Changes in certain assets and liabilities, net of amounts from an acquisition:
         Brokerage fee receivable                                                (57,109)        (46,230)
         Employee advances                                                       (52,509)             --
         Prepaid expenses and other                                              (70,804)         10,000
         Accounts payable, accrued compensation and related taxes                161,533          (3,258)
                                                                             -----------       ---------

           NET CASH USED IN
            OPERATING ACTIVITIES                                                (315,206)       (138,524)
                                                                             -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                           (119,775)        (36,795)
   Acquisition expenditures, net of cash acquired                               (452,571)        (24,537)
   Changes in other assets                                                      (626,873)         16,616
                                                                             -----------       ---------

           NET CASH USED IN INVESTING ACTIVITIES                              (1,199,219)        (44,716)
                                                                             -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                   598,948         108,500
   Change in long-term debt                                                    2,678,561          (4,774)
   Change in due from shareholders                                               (22,618)         11,919
                                                                             -----------       ---------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                           3,254,891         115,645
                                                                             -----------       ---------

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,740,466         (67,595)

CASH AND CASH EQUIVALENTS, Beginning of period                                   195,728          86,376
                                                                             -----------       ---------

CASH AND CASH EQUIVALENTS, End of period                                     $ 1,936,194       $  18,781
                                                                             ===========       =========

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                   Common      Common    Additional                  Retained       Total
                                                    Stock     Stock, at   Paid-in     Restricted     Earnings     Stockholders'
                                                 # of Shares  par value   Capital       Stock        (Deficit)      Equity
                                                 -----------  ---------  ----------   ---------      ---------    -------------
STOCKHOLDERS' EQUITY, December 31, 1998           5,898,867    $5,899    $4,584,932   $ (67,067)   $  (457,443)   $4,066,321

Stock issued pursuant to an acquisition             237,664       237     1,558,963                                1,559,200
Contribution to Capital                                                      40,000                                   40,000

Stock issued for debenture financing costs          185,548       186     1,211,442                                1,211,628
Beneficial conversion feature of
  Convertible Debentures                                                    441,176                                  441,176

Restricted stock issued to employees                 65,452        65        65,387     (65,452)                          --

Recognition of restricted stock earned                                                   19,229                       19,229

Issuances of common stock for cash,
  net of expenses                                   521,900       522       598,426                                  598,948

Net loss for the period ended June 30, 1999                                                         (4,771,836)   (4,771,836)
                                                  ---------    ------    ----------   ---------    -----------    ----------

STOCKHOLDERS' EQUITY, June 30, 1999               6,909,431    $6,909    $8,500,326   $(113,290)   $(5,229,279)   $3,164,666
                                                  =========    ======    ==========   =========    ===========    ==========

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.


Dated: September 3, 1999              By: /s/ Nelson A. Locke
                                         --------------------------------------
                                            Nelson A. Locke, President
                                            Chief Executive Officer
                                            Principal Accounting Officer