Form 10QSB
period 1999-09-30
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 1999-11-19
CIK 1052994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-25803

                   AMERICA'S SENIOR FINANCIAL SERVICES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Florida                                   65-0181535
-------------------------------            -----------------------------------
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

         As of November 10, 1999, the Company had a total of 7,392,837 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

         Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                   AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1999



                                     INDEX

                                                                      PAGE NO.
                                                                      --------
PART I
Item 1. Financial Statements.............................................3
Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................5

PART II
Item 2. Changes in Securities............................................6
Item 6. Exhibits and Reports on Form 8-K.................................6

SIGNATURES...............................................................7

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Note 1, Basis of Presentation

         The unaudited, condensed, consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain reclassifications have been made to the 1998 financial information to conform to the presentation used in 1999. Results of operations for the three months ended September 30, 1999 and the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's Form 10-SB as originally filed with the Securities and Exchange Commission on April 16, 1999, and as subsequently amended.

Note 2, Loss Per Share

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

Note 3, Income Taxes

         The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". In accordance with this statement, the Company records a valuation allowance so that the deferred tax asset balance reflects the estimated amount of deferred tax assets that may be realized. Therefore, the deferred tax assets generated by the net losses in the periods presented have been offset in their entirety by a deferred tax asset valuation allowance.

Note 4, Convertible Debentures

         In May 1999, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued $2,500,000 of 3% convertible debentures, which are due May 6, 2002, and common stock purchase warrants for 34,383 shares at $8.70 per share, which expire May 31, 2004. The Securities Purchase Agreement, among other terms, allows the Company to require the buyer to purchase additional convertible debentures up to $7,500,000. The holder of the debentures may take the interest in either cash or Company common stock. The debentures are convertible into common stock at the option of the holder, and are converted at a price of the lower of (a) $8.70 per share, or (b) 85% of the average closing bid price for the common stock for 5 of the 20 trading days ending immediately before the conversion. At the time the Company entered into this agreement the debentures would be convertible at $6.16 per share of the Company's common stock. Under EITF Topic D-60 this beneficial conversion rate has resulted in the Company recognizing an interest expense of $441,176. In connection with the placement, the Company issued 185,548 shares of common stock and paid $268,780 in fees to consultants and placement agents, which resulted in additional costs recognized of $1,491,628.

Note 5, Impaired Asset

         On July 31, 1998, the Company acquired Dow Guarantee Corp. ("Dow") in a tax free reorganization which was accounted for as a purchase per APB 16. The recorded purchase price was approximately $3,437,500. Substantially all of the purchase price was allocated to goodwill. For the period from acquisition through December 31, 1998, Dow recorded a loss before goodwill amortization of $40,131. During the three month period ended March 31, 1999, however, Dow recorded a profit before goodwill amortization of $14,521. During the three month period ended June 30, 1999, Dow lost $20,205 before goodwill amortization. Because the subsidiary has operated at a cumulative loss since being acquired by the Company through June 30, 1999, an impaired asset review of Dow was initiated. Pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluated the recoverability of the long-lived Dow asset, including goodwill. As a result of this evaluation, the Company recorded an impairment charge in June, 1999 to adjust the carrying value of Dow's goodwill. The adjustment recorded was to reduce the estimated fair value of the goodwill of Dow to approximately $830,000 by recording a non-cash impairment loss of approximately $2,243,000. The estimated fair value of Dow was based, among other factors, on the price of Company securities, which were sold during June 1999. Management believes that the fair value of Dow approximates the amount to which it was written down.

Note 6, Jupiter Acquisition

         On August 18, 1999, the Company acquired Jupiter Mortgage Corp. ("Jupiter") in a tax-free reorganization which was accounted for as a purchase per APB 16. The recorded purchase price was approximately $3,150,000, with 360,750 shares of common stock of the Company issued to the sellers (valued at $2,500,000), cash to the sellers of $300,000, and costs associated with the acquisition of approximately $150,000. See item 6(i) pages F-5 and F-6, for Pro Forma information on this acquisition.

Note 7, Loans held for Sale/Warehouse Line of Credit

         As part of the Jupiter acquisition, the Company obtained certain loan funding credit facilities. As a result, the balance sheet of the Company now includes a "Warehouse line of credit" and "loans held for sale". The warehouse line of credit is used to fund loans as they are produced, and this line of credit is secured by the mortgages.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTORY STATEMENT

         The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this form 10-QSB are forward looking and are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

RESULTS OF OPERATIONS

Revenues for the three-month period ending September 30, 1999 increased to $1,013,321 from $512,745 for the three-month period ending September 30, 1998. Revenues for the nine months ending September 30, 1999 increased to $2,984,009 from $877,755 for the nine months ended September 30, 1998. This growth in revenues was primarily attributable to the contributions of the Capital Funding of South Florida, Inc. ("Capital") and Jupiter Mortgage Corporation ("Jupiter") subsidiaries, both of whom were acquired in 1999 and whose results were not part of AMSE's 1998 results. The period ending September 30, 1998 includes two months of Dow's operations as this subsidiary was acquired July 31, 1998.

Total Expenses for the three-month period ended September 30, 1999 compared to the three-month period ended September 30, 1998 increased to $1,581,547 from $532,285. Total Expenses for the nine-month period ending September 30, 1999 compared to the nine months ended September 30, 1998 increased to $7,863,589 from $1,001,748. This increase in expenses was partially attributable to the inclusion of the costs associated with the Capital and Jupiter subsidiaries, which were not a part of AMSE during the second quarter of 1998, and Dow which was a part of AMSE for a portion of the period ended September 30, 1998.

These expenses also include an impairment write-down of $2,432,729 recorded in June 1999 against the goodwill of Dow Guarantee Corp. (Dow). This impairment was taken due to Dow having negative operations in the last five months of 1998 and during the second quarter of 1999. These negative operations were specifically the result of increased professional fees relating to the stringent reporting requirements of AMSE, and represent approximately a $12,000 increase over what Dow would typically have spent on such fees. Dow also recognized approximately $10,000 of non capitalized expenses pertaining to the move of their primary office. During the second quarter of 1999 Dow also lost some key sales personnel, whom historically had been responsible for approximately 10% of Dow's revenues. These personnel have been replaced.

The Company has also recognized, in its fiscal second quarter, approximately $1,491,628 of costs related to the Convertible Debenture Financing. These Debentures are immediately convertible into Common Stock and therefor the expenses are recognized immediately and not amortized over the life of the Debenture. These expenses include approximately $280,000 of fees paid out of the proceeds of the Debenture financing and the issuance of 185,548 shares of the Company's Common Stock issued to consultants and placement agents. The Common Stock issued is valued with a 10% discount due to the restrictions imposed on the transferability of the shares.

Total Other Expenses for the three-month period ended September 30, 1999 compared to the three-month period ended September 30, 1998 increased to $9,669 from $625. Total Other Expenses for the nine-month period ending September 30, 1999 compared to the nine months ended September 30, 1998 increased to $470,151 from $1,633. This increase in expenses was primarily due to the Interest expense of the conversion benefit of the convertible debentures of $441,176.

Liquidity and Capital Resources

         The Company issued $2,500,000 of Convertible Debentures in May 1999. Each Debenture is convertible into Common Stock. The number of shares of Common Stock that may be issued upon conversion of the Debentures depends upon the market price of our Common Stock at the time of the conversion. Based upon the recent price of Common Stock of $8.25, if the Debentures were converted into Common Stock, the Company would issue 356,633 shares of Common Stock. The Company may sell up to $7,500,000 of additional Convertible Debentures, which if converted at our recent Common Stock price of $8.25 would result in the issuance of an additional 1,069,900 shares of our Common Stock. The Company also issued warrants to purchase 34,483 shares of Common Stock to the purchaser of the Debentures and will issue more warrants in the event of the sale of additional Debentures. The material risk associated with this type of Debenture is that if the Company's stock price were to decrease from its current price of $8.25 per share it could have a significant dilutive effect.

The Company has had negative cash flow from operations in addition to the costs of ongoing acquisition activities. The Company is seeking additional financing, either debt or equity, to cover these cash flows. No assurances can be given that the Company will secure additional financing to cover these outflows.

                                    PART II

"Y2K" Issue

         The Company believes it is in full compliance with the "Y2K" issue. The Company operates internal Local Area Networks for all of its computer operations and all the software and substantially all the hardware in use will successfully pass through the new year without disruption. Based on discussions with its major vendors, the Company believes there will be no interruption from its vendors that will interfere with the Company's operations. Management of the Company believes that the "Y2K" issue will not have a material effect on the Company's business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES

         During the third quarter of 1999 the Company issued 377,500 shares of Common Stock. 16,750 shares were issued to employees as restricted stock grants which vest over a period of three years. An additional 360,750 shares were issued to three individuals as follows in connection with the Jupiter Mortgage transaction: Michael J. Buono 169,553 shares, Deanne J. Anderson 169,553 shares and First Fidelity Capital Markets, Inc. 21,644 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

                  1. Financial Statements and Pro-Forma Financials begin on page F-1.

                  2.       Exhibits:

                           27   Financial Data Schedule (For SEC use only).

         (b) Reports on Form 8-K.

                  1. A Form 8-K was filed as of September 1, 1999 and a Form 8-K/A was filed as of September 7, 1999, to report the Jupiter acquisition (see Note 6 to Item 1 - Financial Statements).



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.


Dated: November 19, 1999              By:  /s/ Nelson A. Locke
                                          -------------------------------------
                                              Nelson A. Locke, President
                                              Chief Executive Officer
                                              Principal Accounting Officer

             AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                               30-Sep-99          31-Dec-98
                                                             ------------       -----------
                                                              (Unaudited)
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $    617,520       $   195,728
   Loans held for sale                                          2,455,035                --
   Brokerage fees receivable                                      129,190            49,853
   Due from employees and shareholders                            182,376            93,146
   Prepaid expenses                                               158,129            46,699
                                                             ------------       -----------
           TOTAL CURRENT ASSETS                                 3,542,250           385,426

PROPERTY AND EQUIPMENT, net                                       573,044           254,783

GOODWILL, net                                                   6,009,475         3,348,215

OTHER ASSETS                                                      779,543           319,940
                                                             ------------       -----------
           TOTAL                                             $ 10,904,312       $ 4,308,364
                                                             ============       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                         $     17,129       $     5,798
   Accounts payable                                               469,405           173,904
   Warehouse lines & Lines of credit                            2,611,608                --
   Accrued compensation and related taxes                          58,900            49,054
                                                             ------------       -----------
           TOTAL CURRENT LIABILITIES                            3,157,042           228,756
                                                             ------------       -----------
LONG-TERM DEBT, less current portion                            2,641,448            13,287
                                                             ------------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value; 10,000,000 shares
   authorized, no shares issued and outstanding                        --                --
  Common stock, $0.001 par value; 25,000,000 shares
   authorized, shares issued and outstanding, 7,286,931
   and 5,898,867 in 1999 and 1998, respectively                     7,287             5,899
  Additional paid-in capital                                   11,016,698         4,584,932
  Retained earnings (deficit)                                  (5,807,174)         (457,443)
  Unearned compensation - restricted stock                       (110,989)          (67,067)
                                                             ------------       -----------
           TOTAL STOCKHOLDERS' EQUITY                           5,105,822         4,066,321
                                                             ------------       -----------
           TOTAL                                             $ 10,904,312       $ 4,308,364
                                                             ============       ===========


           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                             THREE MONTHS                      NINE MONTHS
                                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                       ---------------------------     ---------------------------

                                                                           1999             1998           1999            1998
                                                                       -----------     -----------     -----------     -----------
REVENUES                                                                 1,013,321         512,745       2,984,009         877,755
                                                                       -----------     -----------     -----------     -----------
EXPENSES:
  Payroll and related expenses                                           1,018,250         347,369       2,349,668         603,467
  Administrative, processing and occupancy                                 506,819         156,421       1,481,452         369,786
  Debenture Financing Costs                                                     --              --       1,491,628              --
  Goodwill amortization                                                     56,478          28,495       2,540,851          28,495
                                                                       -----------     -----------     -----------     -----------
           TOTAL EXPENSES                                                1,581,547         532,285       7,863,589       1,001,748
                                                                       -----------     -----------     -----------     -----------
           LOSS FROM OPERATIONS                                           (568,226)        (19,540)     (4,879,480)       (123,993)
                                                                       -----------     -----------     -----------     -----------
OTHER EXPENSES:
   Interest expense                                                          9,669             625          28,975           1,633
   Interest expense - Conversion discount of Convertible Debentures             --              --         441,176              --
                                                                       -----------     -----------     -----------     -----------
           TOTAL OTHER EXPENSES                                              9,669             625         470,151           1,633

           LOSS BEFORE INCOME TAXES                                       (577,895)        (20,165)     (5,349,731)       (125,626)

PROVISION FOR INCOME TAXES                                                      --              --              --              --
                                                                       -----------     -----------     -----------     -----------

           NET LOSS                                                    $  (577,895)    $   (20,165)    $(5,349,731)    $  (125,626)
                                                                       ===========     ===========     ===========     ===========
LOSS PER SHARE:
   Basic and Diluted                                                   $    (0.082)    $    (0.004)    $    (0.795)    $    (0.027)
                                                                       ===========     ===========     ===========     ===========
   Weighted average common shares outstanding (basic and diluted)        7,089,510       4,966,725       6,729,597       4,579,598
                                                                       ===========     ===========     ===========     ===========



           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                           1999            1998
                                                                       -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(5,349,731)      $(125,626)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                      2,596,633          51,480
      Non-Cash Interest expense and Other Non-Cash Costs-
         convertible debentures                                          1,932,804
      Recognition of restricted stock earned                                38,280              --
      Changes in certain assets and liabilities, net of amounts
       from an acquisition:
         Brokerage fee receivable                                          (79,337)        (69,395)
         Employee advances                                                (111,848)        (76,642)
         Prepaid expenses and other                                       (111,430)        (68,064)
         Accounts payable, accrued compensation and related taxes          316,678          24,719
                                                                       -----------       ---------
           NET CASH USED IN OPERATING ACTIVITIES                          (767,951)       (263,528)
                                                                       -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (213,327)        (36,795)
   Acquisition expenditures, net of cash acquired                       (1,103,924)          9,821
   Changes in other assets                                                (726,180)         34,814
                                                                       -----------       ---------
           NET CASH USED IN INVESTING ACTIVITIES                        (2,043,431)          7,840
                                                                       -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                             598,948         430,500
   Change in long-term debt                                              2,611,608         (10,025)
   Change in due from shareholders                                          22,618               0
                                                                       -----------       ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                     3,233,174         420,475
                                                                       -----------       ---------

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            421,792         164,787

CASH AND CASH EQUIVALENTS, Beginning of period                             195,728          86,376
                                                                       -----------       ---------
CASH AND CASH EQUIVALENTS, End of period                               $   617,520       $ 251,163
                                                                       ===========       =========


           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                      Common      Common     Additional                  Retained        Total
                                                       Stock     Stock, at    Paid-in     Restricted     Earnings     Stockholders'
                                                    # of Shares  par value    Capital       Stock       (Deficit)       Equity
                                                    -----------   --------  -----------   -----------   -----------   -------------
STOCKHOLDERS' EQUITY, December 31, 1998              5,898,867    $  5,899  $ 4,584,932   $   (67,067)  $  (457,443)  $4,066,321

Stock issued pursuant to an acquisition-
   Capital Funding                                     237,664         237    1,558,963                                1,559,200
Contribution to Capital                                                          40,000                                   40,000

Stock issued pursuant to an acquisition- Jupiter       360,750         361    2,499,639                                2,500,000

Stock issued for debenture financing costs             185,548         186    1,211,442                                1,211,628
Beneficial Conversion feature of Convertible
   Debentures                                                                   441,176                                  441,176

Restricted stock issued to employees                    82,202          82       82,120       (82,202)                        --

Recognition of restricted stock earned                                                         38,280                     38,280

Issuances of common stock for cash, net of
   expenses                                            521,900         522      598,426       598,948

Net loss for the period ended September 30, 1999                                                         (5,349,731)  (5,349,731)
                                                     ---------    --------  -----------   -----------   -----------   ----------
STOCKHOLDERS' EQUITY, September 30, 1999             7,286,931    $  7,287  $11,016,698   $  (110,989)  $(5,807,174)  $5,105,822
                                                     =========    ========  ===========   ===========   ===========   ==========



AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
PROFORMA STATEMENTS OF OPERATIONS AT DECEMBER 31, 1998


                                                   1998      01/01/98 to       1998         1998
                                                 HISTORIC       7/31/98      HISTORIC      HISTORIC                      PROFORMA
                                                   AMSE           DOW          CFSF        JUPITER      ADJUSTMENTS    CONSOLIDATED
                                                ----------    ----------    ----------    ----------    -----------    ------------
REVENUES:                                       $1,797,632    $1,490,249    $1,426,919    $2,746,104                    $7,460,904
                                                ----------    ----------    ----------    ----------                    ----------
EXPENSES:
  Payroll and related expenses                   1,335,488       822,372       826,415     1,632,728                     4,617,003
  Administrative, processing and occupancy         722,828       630,023       476,956       995,928                     2,825,735
  Acquisition costs                                 14,969            --            --            --                        14,969
  Employee recruitment                              50,333            --            --            --                        50,333
  Goodwill amortization                             71,239            --            --            --    $  359,859 (a)     431,098
                                                ----------    ----------    ----------    ----------    ----------      ----------

TOTAL EXPENSES                                   2,194,857     1,452,395     1,303,371     2,628,656       359,859 (a)   7,939,138
                                                ----------    ----------    ----------    ----------    ----------      ----------

PROFIT (LOSS) FROM OPERATIONS                     (397,225)       37,854       123,548       117,448      (359,859)       (478,234)
                                                ----------    ----------    ----------    ----------    ----------      ----------

INTEREST EXPENSE (NET)                               2,041        16,094         4,742            --                        22,877
                                                ----------    ----------    ----------    ----------    ----------      ----------

PROFIT (LOSS) BEFORE INCOME TAXES                 (399,266)       21,760       118,806       117,448      (359,859)       (501,111)

PROVISION FOR INCOME TAXES                              --            --            --            --            --               0
                                                ----------    ----------    ----------    ----------    ----------      ----------

NET PROFIT (LOSS)                               $ (399,266)   $   21,760    $  118,806    $  117,448    $ (359,859)       (501,111)
                                                ==========    ==========    ==========    ==========    ==========      ==========




(a) To annualize goodwill as if these acquisitions took place on January 1, 1998.

AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
PROFORMA STATEMENTS OF OPERATIONS INCLUDING JUPITER
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

                                                                                 01/01/99 to
                                                                     HISTORIC      8/18/99                      PROFORMA
                                                                       AMSE        JUPITER     ADJUSTMENTS    CONSOLIDATED
                                                                   -----------   -----------   -----------    ------------
REVENUES:                                                          $ 2,984,009    $1,771,773                   $ 4,755,782
                                                                   -----------    ----------    ---------      -----------
EXPENSES:
  Payroll and related expenses                                       2,349,668     1,103,902                     3,453,570
  Administrative, processing, and occupancy                          1,481,452       822,308                     2,303,760
  Debenture Financing Costs                                          1,491,628            --
  Goodwill amortization                                              2,540,841            --    $ 164,040 (a)    2,704,881
                                                                   -----------    ----------    ---------      -----------
TOTAL EXPENSES                                                       7,863,589     1,926,210      164,040        8,462,211
                                                                   -----------    ----------    ---------      -----------
PROFIT (LOSS) FROM OPERATIONS                                       (4,879,580)     (154,437)    (164,040)      (3,706,429)
                                                                   -----------    ----------    ---------      -----------
Interest Expense (Net)                                                  28,975            --
Interest Expense - conversion discount of Convertible Debentures       441,176            --                       441,176
                                                                   -----------    ----------    ---------      -----------
                                                                       470,151            --

PROFIT (LOSS) BEFORE INCOME TAXES                                   (5,349,731)     (154,437)                   (4,147,605)

PROVISION FOR INCOME TAXES                                                  --            --                            --
                                                                   -----------    ----------    ---------      -----------
NET PROFIT (LOSS)                                                  $(5,349,731)    $(154,437)   $(164,040)     $(4,147,605)
                                                                   ===========    ==========    =========      ===========


(a) To annualize goodwill as if this acquisition took place on January 1, 1999.