Form 10KSB40
period 1999-12-31
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2000-04-14
CIK 1052994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                           Commission File No.
December 31, 1999                                                       0-25803


                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Florida                                        65-0181535
----------------------------------          ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                              15544 N.W. 77th Court
                              Miami Lakes, FL 33014
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 828-2599
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(b) of the Exchange Act:


                    Common Stock, $0.001 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year.  $4,723,697

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2000 was $2,752,481. This calculation is based upon the average of the bid ($0.5469) and asked ($0.625) price of the voting stock on April 5, 1999.

The number of outstanding shares of the issuer's $0.001 par value common stock was 8,958,942 as of April 10, 2000.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

GENERAL

         America's Senior Financial Services, Inc. ("AMSE") along with its wholly-owned subsidiaries, Dow Guarantee Corp. ("Dow") and Jupiter Mortgage Corporation ("Jupiter"), is a licensed mortgage lender active in originating, processing and obtaining funding for forward and reverse mortgage loans secured by single family residences which are funded by financial institutions or independent investors. AMSE, Dow and Jupiter are collectively referred to herein as the Company. All significant inter-company transactions are eliminated in consolidation.

         We receive income from two sources in connection with our mortgage lending activities. We charge certain non-refundable mortgage application fees to potential borrowers. Additionally, upon closing a loan, we receive additional fees payable by the borrower or investor which fees are based upon a percentage of the loan and/or the interest rates charged.

         Our executive offices are located at 15544 NW 77th Court, Miami Lakes, Florida 33016 and our telephone number is (305) 828-2599. We are a Florida corporation, which was incorporated in 1990.


BUSINESS DEVELOPMENTS

         America's Senior Financial Services, Inc. expanded dramatically in
1999.

         In January 1999, the Company completed its acquisition of Capital Funding of South Florida, Inc; (Capital Funding); a discussion of which is included in the notes to our accompanying audited financial statements. The Capital Funding acquisition added approximately $65 million dollars to our forward loan originations.

         In August 1999, the Company completed its acquisition of Jupiter Mortgage Corporation, Inc; (Jupiter); a discussion of which is also included in the notes to our accompanying financial statements. The Jupiter acquisition added approximately $120 million dollars to our forward loan originations.

         On September 30, 1999 we then merged Capital Funding with and into Jupiter, creating a more efficient entity.

         The Company's existing Dow Guarantee Mortgage, Inc. subsidiary (Dow) originated in excess of $65 million dollars of gross loan originations for the fiscal year ended December 31, 1999.

         The Company's Reverse Mortgage operations contributed another $40 million dollars in gross loan originations. Combined with the forward operations named above, the company achieved almost $300 million dollars in gross loan originations, which are in line with previously disclosed proforma projections for the Company's results for 1999.

         In 1999, largely as a result of offices acquired through acquisition activity, the Company added 13 offices, growing to a total of 16. As a result of the Capital/Jupiter merger, the company closed locations and at year end operated 12. As a result of increased interest rates and a decline in revenues from loan originations, Dow closed 1 office in February of 2000. At April 10, 2000, the company operated 11 offices. Subsequent to year end, the company has continued to evaluate the performance of its individual offices, and expects additional closures in the first half of 2000.

         In addition, in 2000 and 1999 the Company signed agreements with Pinnacle Financial Corporation and Senior Income Reverse Mortgage Corporation, respectively, to acquire their mortgage operations. The company is currently working diligently to arrange the financing necessary to close these proposed acquisitions. The company is using its best efforts to identify investors willing to contribute at least $15 million dollars. As of this date, there are several initiatives underway, but funding remains an uncertainty.

FINANCINGS

         In 1999, the company financed its activities with three primary vehicles.

         First, the company raised equity capital through the use of private placements of restricted common stock to private individuals. There is a table included in this report that shows the reader who invested and the amount that they subscribed for.

         Second, the company sold a $2.5 million dollar convertible debenture to an institution. While this debenture had a positive effect on the cash available to the company to cover operating expenses and close acquisitions, proper accounting of the debenture has had a short-term negative effect on our balance sheet. This debenture is discussed in detail in the notes that accompany the financial reports.

         Third, on occasion the company's principal shareholders advanced funds to the company. This was usually done on a "bridge" loan basis. When possible, the company repaid the funds from subsequent financings.



OPERATIONS

         During 1999, the company remained focused on building its core business, mortgage loan origination.

         To create growth in forward mortgage origination, the company completed the acquisitions described above. The company's combined forward mortgage loan originations constitute over 80% of our total loan originations. Largely, our forward business is purchase or relationship driven. Since the company does very little forward mortgage retail advertising, our refinance business is small. Of the forward mortgage loan origination, we estimate that 50% are government products (FHA and VA), 30% are conforming products (FNMA and FHLMC) and the balance (20%) is non-conforming sub prime customers.

         To create growth in reverse mortgage origination, the Company increased marketing, added key loan origination personnel, and generally worked to improve the efficiency of its consumer education and closing cycle. In 1999, we estimate that Reverse Mortgages constitute almost 20% of the Company's total loan origination's. The FHA "Hecm" dominates our reverse mortgage sales program, accounting for almost 90% of our reverse mortgage production. The balance of our reverse mortgage loans are FNMA "Home Keepers". During 1999, we worked to develop a third product, a private reverse mortgage that would offer greater flexibility and ease of use to a wider base of seniors. As of December 31, 1999, we had not secured the facility necessary to fund and warehouse the product. Launching this product is a major goal for the year 2000.

COMPETITION

         There are many sources of mortgages available to potential borrowers today. These sources include consumer finance companies, mortgage banking companies, savings banks, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these alternative sources are substantially larger and have considerably greater financial, technical and marketing resources than we do. Additionally, many financial service organizations against whom we compete for business have formed national loan origination networks or have purchased home equity lenders. We compete for mortgage loan business in several ways, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. If any of our competitors significantly expand their activities in our market, our business could be materially adversely affected. Changes in interest rates and general economic conditions may also affect our business and our competitors. During periods of rising interest rates, competitors who have locked into lower rates with potential borrowers may have a competitive advantage.

SALES AND MARKETING

         As an independent mortgage originator, the Company seeks to identify persons who are seeking mortgage loan funding. Currently, the Company advertises in local and regional newspapers, yellow page telephone directories, internet websites, direct mail and cable television. The Company markets through national Trade Association participation, senior oriented direct mail, participation in senior events, free video tapes given to potential clients, state level trade shows, and HUD/Fannie Mae focus group activities.

         For the fiscal year ended December 31, 1999 and 1998, the Company expended approximately $393,000 and $155,000, respectively for sales and marketing activities. In 1999 the Company expanded its marketing activities to consistently include nationwide advertising of its Reverse Mortgage effort.

REGULATORY AGENCIES

         Our operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Our consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting our activities.

         We are also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating and processing loans. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action.

         HUD: In 1999, the Company changed its FHA status from supervised lender ("mini eagle") to non-supervised direct endorsed lender ("full eagle"). Qualifying for this change required the Company to maintain a higher "allowable net worth (according to FHA regulations). This new status gave us the right to underwrite and close loans independent of any third party review before closing. However, the Company has chosen to continue to operate as if still a "mini-eagle", submitting its loan to a much larger third party for underwriting, closing, and post-closing activity. By doing this, the Company reduces risk and avoids certain costs that would be necessary by operating as a "full eagle" direct endorsed lender. However, in 1999 the Company was not able to maintain the necessary net worth requirement for direct endorsed status. Consequently, we are presently in the process of reverting to our prior approval status as a "supervised lender".

         FNMA: In 1999, the Company sought direct approval from Fannie Mae, to allow it to operate as an approved seller servicer. This change in status would have a positive effect on the Company's earnings, because the Company would retain certain servicing rights that have significant immediate and future value. The approval is also necessary to our reverse mortgage operations, and directly affects the credibility of our consumer education and marketing efforts. FNMA initially rejected our application, citing our lack of experience as a seller-servicer. In October of 1999, we amended our application to provide assurances to FNMA about our quality control processes and our desire to use a contract sub-servicer who is presently a large customer of FNMA, and obviously acceptable to them from a risk perspective. As of April 10, 2000, we have not received a response specific to our re-application. There can be no assurances that we will obtain FNMA approval. However, we will continue to do all we can to provide FNMA with the assurances it seeks, as the Company believes it can better serve seniors nationwide by having this important approval in place.

LITIGATION

         In December of 1998 we advanced $250,000 to Home Care America, Inc.
(HCAI), an acquisition candidate, pursuant to a promissory note. The purpose of the note was for HCAI to use as working capital. There is no affiliation between ourselves and HCAI.

         In April 1999 we sued HCAI and Robert G. Williams in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida for repayment of the $250,000 promissory note.

         As of April 10, 2000 no settlement or judgment has been made pursuant to this litigation. No assurances can be given as to the final outcome of this matter.

EMPLOYEES

         As of April 10, 2000 the company employs approximately 114 persons. The Company believes it has satisfactory relationships with all of its employees.

ENVIRONMENTAL MATTERS

         The Company has no environmental matters outstanding. The Company does not own any real estate and, other than the merger talks discussed in note 1 of the audited financial statements, the possibility of owning any is minimal. If the Company had to repurchase a loan that was defaulted upon it would then become the potentially responsible party for any environmental matters.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

         AVAILABILITY OF MORTGAGE FINANCING

         The success of our mortgage origination business is dependent upon the availability of mortgage funding at reasonable rates. Although there has been no limitation on the availability of mortgage funding in the last few years, there can be no assurance that mortgages at attractive rates will continue to be available.

         INDUSTRY OBSTACLES ENCOUNTERED

         The Reverse Mortgage Industry is fragmented, dominated by small regional firms, and generally lacks nationwide leadership. We saw this as an opportunity to aggregate production, and used this weakness as the core of our growth strategy. We are a founding member of the National Reverse Mortgage Lenders Association (NRMLA). NRMLA was created to help this Industry become mainstream, and we are a driving member of NRMLA.

         Management of AMSE believes that the Company's results have started to reflect its business model which is built on a mix of revenue weighted toward a higher forward mortgage contribution. However, our overhead allocation is weighted toward the development of our Reverse Mortgage ("RM") business. In 1999 we continued to increase our forward mortgage business in an attempt to subsidize the cost of growing our RM business.

         In 1999, we have continued to spend considerable resources to further develop a program whereby mortgage brokers, financial planners, and other advisors to the senior demographic could participate in the growth of the Reverse Mortgage Industry.

ITEM 2.  DESCRIPTION OF PROPERTY

         All of the operations of the Company are conducted from premises leased from independent landlords.

         The following table sets forth information concerning these facilities:

         AMERICA's SENIOR FINANCIAL SERVICES

         LOCATION TENANT                      APPROX. SIZE     LEASE EXPIRATION       MONTHLY RENT
         ---------------                      ------------     ----------------       ------------

         15544 NW 77th Court                    3,250 sf          Aug. 2001              $3,500
         Miami Lakes, FL 33016

         911 East 86th Street, #30              1,227 sf          May 2000                1,278
         Indianapolis, IN 46240

         420 Columbus Avenue                    2,500 sf          Feb. 2002               2,750
         Valhalla, NY 10595

         21 Alden Street                        1,000 sf       Month to Month               900
         Cranford, NJ 07016


         DOW GUARANTEE MORTGAGE:

         9501 NE 2nd Ave.                       5,500 sf          Dec. 2001              $6,000
         Miami Shores, FL 33138


         JUPITER MORTGAGE CORPORATION:

         1070 E. Indiantown Road                5,500 sf         November 2004           $5,750
         Jupiter, FL  33477

         11398 Okeechobee Blvd., Suite 2        1,500 sf         October 2000             1,800
         Royal Palm Beach, FL  33411

         1874 S.E. Port St. Lucie Blvd.         1,800 sf          Feb. 2003               1,886
         Port St. Lucie, FL 34952

         2014 S.E. Port St. Lucie Blvd            850 sf          Feb. 2000                 780
         Port St. Lucie, FL 34952




         29 E. Osceola Street                   1,000 sf          June 2001                 980
         Stuart, FL  34994

         1000 S. Federal Hwy.                     500 sf       Month to Month             1,000
         Stuart, FL  34994



Leases may provide for rent escalations tied to increases in operating expenses or fluctuations in the consumer price index.


ITEM 3. LEGAL PROCEEDINGS

         In December of 1998 we advanced $250,000 to Home Care America, Inc.
(HCAI), an acquisition candidate, pursuant to a promissory note. The purpose of the note was for HCAI to use as working capital. There is no affiliation between ourselves and HCAI.

         In April 1999 we sued HCAI and Robert G. Williams in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida for repayment of the $250,000 promissory note.

         As of April 10, 2000 no settlement or judgment has been made pursuant to this litigation. No assurances can be given as to the final outcome of this matter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1999.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock has been trading on the over-the-counter market since February 20, 1998. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                           HIGH BID      LOW BID
                                                           --------      -------

February 20, 1998 through March 31, 1998 .........        $5.75            $5.75
April 1, 1998 through June 30, 1998 ..............         6.625            5.75
July 1, 1998 through September 30, 1998 ..........         7.375            5.50
October 1, 1998 through December 31, 1998 ........         7.50             6.375
January 1, 1999 through March 31, 1999 ...........         5.75             7.00
April 1, 1999 through June 30, 1999 ..............         7.625            6.6875
July 1, 1999 through September 30, 1999 ..........         6.96875          5.00
October 1, 1999 through December 31, 1999 ........         8.50             2.25
January 1, 2000 through March 31, 2000 ...........         3.9688           0.625
April 1, 2000 through April 10, 2000 .............         0.7969           0.5469

         As of March 31, 2000, there were approximately 500 holders of record of our common stock.

DIVIDENDS

         The Company has paid no dividends to date on its common stock. It is not anticipated that any dividends will be paid in the foreseeable future. The Board of Directors intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         Revenues for the Year Ended December 31, 1999 increased 163% to $4,723,697 from $1,797,632 for the Year Ended December 31, 1998. This growth in revenues was primarily attributable to the contributions of the Capital Funding of South Florida, Inc. and Jupiter Mortgage Corporation subsidiaries totaling $2,297,617 in 1999, whose results were not part of AMSE's 1998 results. The Year Ended December 31, 1998 includes five months of Dow's operations as this subsidiary was acquired July 31, 1998.

         Total Expenses for the Year Ended December 31, 1999 compared to the Year Ended December 31, 1998 increased 449% to $11,966,506 from $2,179,888. This increase in expenses was partially attributable to the inclusion of the costs associated with the Capital Funding and Jupiter subsidiaries totaling $3,696,576 in 1999, which were not a part of AMSE during 1998, and Dow which was a part of AMSE for a portion of the year ended December 31, 1998.

         These expenses also include impairment write-down's of $3,259,311 against the goodwill of Dow Guarantee Corp. and Jupiter. The Jupiter impairment was specific to the former Capital Funding operations. Capital Funding had negative operations prior to their merger into Jupiter. The Dow impairment was taken due to Dow having negative operations in the last five months of 1998 and during the second quarter of 1999. During the second quarter of 1999 Dow lost some key sales personnel, these individuals had historically been responsible for approximately 10% of Dow's revenues. These personnel have been replaced.

         The Company has also recognized approximately $1,491,628 of Debenture Financing Costs. These Debentures are immediately convertible into Common Stock and therefor the expenses are recognized immediately and not amortized over the life of the debenture. These expenses include approximately $280,000 of fees paid out of the debenture financing and the issuance of 185,500 shares of the Company's Common Stock issued to consultants and placement agents. The Common Stock issued is valued with a 10% discount due to the restrictions imposed on the transferability of the shares.

         Total Other Expenses for the Year Ended December 31, 1999 compared to the Year Ended December 31, 1998 increased to $519,031 from $17,010. This increase in expenses was primarily due to the beneficial conversion feature of the convertible debentures of $441,176.

ACQUISITION CANDIDATES

         PINNACLE FINANCIAL CORPORATION

         On February 3, 2000, America's Senior Financial Services, Inc., a Florida corporation (the "Registrant"), entered into a Merger Agreement with Pinnacle Financial Corporation, a Florida corporation ("Pinnacle"). Pursuant to the terms of the Merger Agreement, AMSE Acquisition 3 Corp., a wholly-owned subsidiary of the Registrant will merge with and into Pinnacle, with Pinnacle surviving as a wholly-owned subsidiary of the Registrant (the "Merger"). The purchase price for the Merger is $18,000,000, payable in a combination of: (i) $8,500,000 in cash payable at the closing; (ii) $5,000,000 comprised of shares of the Registrant's common stock payable at closing; and (iii) $4,500,000 comprised of shares of the Registrant's common stock payable over a five-year period from the closing at a rate of twenty percent (20%) per year subject to Pinnacle achieving certain earnings results for such five-year period. In addition, Pinnacle's shareholders may also be entitled to receive an earnout payment based upon a percentage of the increase in the value of the Registrant over such five-year period. The Merger Agreement also provides for the payoff by the Registrant of certain existing debt of Pinnacle.

         The closing of the Merger transaction is subject to several conditions to closing of both the Registrant and Pinnacle, including but not limited to the obtaining of adequate financing by the Registrant with respect to the cash consideration to be paid in the transaction. There can be no assurances that such closing conditions will be met and the merger transaction will be consummated or if consummated, it will be upon the terms as currently contemplated.

         SENIOR INCOME REVERSE MORTGAGE CORPORATION

         On October 8, 1999, the Registrant entered into a Stock Purchase Agreement with Senior Income Reverse Mortgage Corporation ("Senior Income"), whereby the Registrant agreed to purchase all of the outstanding stock of Senior Income from its shareholders for a purchase price of $6,425,000 payable in the form of $3,425,000 in cash and $3,000,000 in the form of shares of the Registrant's common stock. The number of shares which constitute the $3,000,000 stock component of the purchase price is subject to adjustment at both the first anniversary and the second anniversary of the closing date in the event that the Registrant's common stock price at such dates has fallen below certain defined amounts.

         The closing of the stock purchase transaction is subject to several closing conditions of both the Registrant and the shareholders, including but not limited to the obtaining of adequate financing by the Registrant with respect to the cash consideration to be paid in the transaction. There can be no assurances that such closing conditions will be met and the stock purchase will be consummated or if consummated, it will be upon the terms as currently contemplated.

LIQUIDITY AND CAPITAL RESOURCES

         We sold $2,500,000 principal amount of 3% convertible debentures in May 1999 which are due on May 6, 2002. The debentures are convertible into our common stock at the option of the debenture holder. If converted, the debentures will be converted into common stock at a price of the lower of (a) $8.70 per share or (b) 85% of the average closing bid price for the common stock for 5 trading days selected by the debenture holder from the twenty trading days ending immediately before the conversion of the debenture. However, the Company may not issue more than 9.9% of its outstanding common stock to this debenture holder. We also issued warrants to purchase 34,483 shares of our common stock at $8.70 per share to the purchaser of the debentures and will issue more warrants in the event of the sale of additional debentures. The material risk associated with this type of debenture is that with our stock price at a historic low it has a significant dilutive effect.

         In the fourth quarter of 1999, the debenture holder converted $750,000 of the principal of the debenture into 152,260 shares of the Company's common stock. Interest expense associated with the conversion was approximately $1,300 and was paid by the issuance of shares of common stock.

         In October 1999, the Company accrued a $45,000 penalty due to the debenture holder. Such penalty was the result of the Company not filing an active registration statement within 120 days of the debenture issue date per the terms of the Securities Purchase Agreement dated May 6, 1999. This amount is included in accounts payable at December 31, 1999, and it was paid in January 2000 by the issuance of 21,019 shares of common stock.

         Subsequent to December 31, 1999 an additional $613,995 of the principal of the debenture was converted by the debenture holder into 372,223 shares of Company common stock.

         The Company may seek to obtain additional equity and/or debt financing in the future on terms deemed favorable by the Company. No assurances can be given as to the Company's ability to procure any such debt and/or equity financing in the future.

         As a result of the sale of the convertible debentures in May 1999, the Company had sufficient working capital to meet its capital needs for the past eleven months and had up to $7,500,000 available from such investor for the purchase of additional convertible debentures. Due to the restrictions on additional draw downs and their dependency on a stock price of $5.75 or higher we are currently unable to access these funds. We are also pursuing other financing arrangements.

         We currently manage the payment of our current liabilities and obligations on a monthly basis as cash becomes available. Based on the current success in raising capital from investors, the costs of operations may increase as these funds are invested to enhance operations. We believe that our current negative cash flow from operations is approximately $75,000 per month.

         The Company, if its business plan is successfully implemented, expects to achieve profitability in the third quarter of 2000 by accelerating revenue growth in excess of its expense growth. The operating and administrative infrastructure to manage the growth of the Company is currently in place. Management plans to increase marketing of its mortgage products in the workplace. The marketing efforts of the Company are dependent upon its ability to fund such efforts; however, there can be no assurance that the Company will reach profitability without accessing additional capital resources. Management intends to generate the necessary capital to operate for the next twelve months by selling our common and preferred shares to qualified investors in private placements. Unless we are successful in our efforts to sell our stock to fund the growth of the Company, we believe that we may not be able to continue operations for the next twelve months. There are no assurances that we will be able to raise the required capital through the sale of our debt or equity securities or that we will have access to other sources of capital on terms that are acceptable to us.

YEAR 2000

         We believe that all of our systems are operating and that no material Year 2000 issues have been encountered. We are also presently unaware of any third party Year 2000 issues that would materially affect our financial condition or results of operations. Nevertheless, if any Year 2000 issues presently unknown to us occur with us or with third party products and business dependencies, we may experience a delay or disruption in our operations. These conditions could have a material adverse impact on our financial condition and results of operations including, but not limited to, loss of revenue, increased operating costs, loss of customers or other significant disruptions to our business.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of the Company required by Item 310(a) of Regulation S-B are attached to this Report. Reference is made to page F-1 of this Report for an index to the financial statements and financial statement schedules. Proforma financial statements as required by Item 310(b) Regulation S-B are included within this Report beginning on page P-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

         There have been no changes in or disagreements with accountants in the past two years.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                                   MANAGEMENT

         The directors and executive officers of the Company are:

NAME                            AGE     POSITION
----                            ---     --------
Nelson A. Locke                  49     Chairman of the Board, President and Treasurer

Cheryl D. Locke                  43     Executive Vice President Personnel, Director

Elly Shea                        64     Senior Vice President, Production

Thomas G. Sherman, Esq.          49     Director, Compensation Committee

Michael J. Shelley               38     Compensation and Audit Committees.

Charles M. Kluck                 55     Director-President of Dow.


Nelson A. Locke and Cheryl D. Locke are married.

         Nelson A. Locke founded the Company in 1990 and has served as its President and Director since that time. He is the architect of the Company's business model. He is the past President of the Florida Association of Mortgage Brokers - Miami Chapter and has earned the NAMB's certified residential mortgage lender designation. In 1997 he was named FAMB's Broker of the Year, and in 1998 was awarded the prestigious FAMB President's Award for his public relations efforts on behalf of the Florida Mortgage Brokerage Industry. In 1999, he was elected by his 2,500 FAMB peers, to serve on the Association's Executive Committee. He is a founder and director of the National Reverse Mortgage Lenders Association. Mr. Locke is a Marine Corps. Veteran (non commissioned officer) and holds a B.A. from California State University.

         Cheryl D. Locke is the Company's Executive Vice President. She is a member of the Board of Directors, and is directly responsible for the human resources ("HR") function, supervising the Company's personnel department and reviewing AMSE's compliance with state and federal employment issues. She joined the Company in 1990 on a part time basis, as a loan officer. By 1994, she had risen to senior loan officer. From 1995 to 1998, she directly supervised all loan production and closing. In January 1998, she was appointed executive vice president and elected to the Company's Board of Directors.

         Elly Shea has been an advocate of Reverse Mortgages since their inception. Working in the industry for over 10 years, she has participated in RM product development and marketing. From 1994 to 1998, she was Southeast Correspondent Manager for TransAmerica HomeFirst. She understands the special needs of senior citizens, and has worked diligently to help bring ethical products to Florida seniors. She has been Senior Vice President-Production of the Company since August 1998.

         Thomas J. Sherman has been an attorney in private practice in Coral Gables, Florida since 1980. He is also President and owner of Union Title Services, Inc., a full service title insurance agency. Mr. Sherman is a graduate of the University of Miami School of Law. Since 1990, Mr. Sherman has served as the Company's general counsel. He became a director in January 1998.

         Michael J. Shelley has been President and CEO of MJS Financial, Inc. since 1993. From 1991 to 1993 he was senior sales representative for Siemens Automotive. Mr. Shelley is a Phi Beta Kappa graduate of the University of Illinois with a B.A. in Economics and also has a Master of Science degree from the University of Illinois in Finance. He became a director in January 1998.

         Charles M. Kluck has been the President of Dow Guarantee Corp. since its founding in 1985. Dow was acquired by the Company on July 31, 1998. He continues to serve in that capacity. He became an director in July 1998.

BOARD COMMITTEES

         The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee, consisting of Thomas Sherman and Michael Shelley, reviews the adequacy of internal controls and results and scope of the audit and other services provided by the Company's independent auditors. The Compensation Committee, consisting of Thomas Sherman and Michael Shelley, establishes and recommends salaries, incentives and other forms of compensation for officers and other key employees.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years. No executive officer of the Company received compensation of $100,000 or more during any such year.
                                                          Other Annual
Principal\Position             Year    Salary    Bonus    Compensation
------------------             ----    ------    -----    ------------

Nelson A. Locke                1999    $62,750    -0-         $0.00
President                      1998    $70,000    -0-         5,000
                               1997    $50,000    -0-           -0-

DIRECTOR COMPENSATION

         No fees are paid for director services. At the Board's discretion, stock options or grants may be awarded for actual services performed. No options are outstanding or have been granted as of April 10, 2000.

EXECUTIVE EMPLOYMENT AGREEMENTS

         In July 1998 the Company entered into a five (5) year employment agreement with Nelson A. Locke. Mr. Locke is employed as President and Chairman at an annual salary of $70,000 and such additional compensation as he determines. The agreement provides certain health, life and disability insurance, and autos to Mr. Locke. The Agreement provides for the establishment of an Executive Performance Bonus Pool described below. The agreement provides that in any calendar year when the Company's stock price increases by at least 20%, that he shall be eligible for stock options equal to 5% of his total common stock holdings at the end of the calendar year which may be exercised at $1.00 per share and may be paid for by interest-free promissory note. There were no options granted during 1999 and Mr. Locke waived these options for 1998 as this event would have been harmful to future business and investor prospects.

         In October 1999 the Board of Directors approved a change in Mr. Locke's annual base salary to $200,000. His health, life, option plan, disability insurance and auto allowances remain the same. However, Mr. Locke voluntarily deferred the increase of the base salary until further notice, in the interest of the company's cash flows.

         In January 1998 the Company entered into a five (5) year employment agreement with Cheryl D. Locke. Mrs. Locke is employed as Executive Vice President, Secretary and Director at an annual salary of $50,000. The agreement provides certain health, life and disability insurance, an auto to Mrs. Locke, special performance bonus of up to $25,000 to be paid at the discretion of the President. She is entitled to commission on loan origination's for which she was submitting loan officer. The agreement provides that in any calendar year when the Company's loan origination's increase by at least 20%, that she shall be eligible for stock options equal to 5% of her total common stock holdings at the end of the calendar year which may be exercised at $1.00 per share and may be paid for by interest-free promissory note. There were no options granted during 1999 and Mrs. Locke waived these options for 1998 as this event would have been harmful to future business and investor prospects.

         In July 1998 the Company's subsidiary, Dow Guaranty Corp., entered into an employment agreement with Charles M. Kluck for a term of five years, under which Mr. Kluck will be paid an annual salary of $110,000.

         In July 1998 the Company's subsidiary, Dow Guarantee Corp., entered into an employment agreement with Linda C. Kluck, Charles Kluck's sister, for a term of five years, under which Ms. Kluck will be paid an annual salary of $70,000. Ms. Kluck is the full time production manager for the subsidiary.

         In August 1998 the Company entered into an employment agreement with Elly Shea for a term of three years, under which Mrs. Shea will be paid an annual salary of $65,000, an auto, certain health and life insurance, and certain other performance bonuses which may be in the form of cash compensation or stock.

         In August 1999 the Company's subsidiary, Jupiter Mortgage Corp., entered into an employment agreement with Michael J. Buono for a term of 5 years, under which Mr. Buono will be paid an annual salary of $150,000.

         In August 1999 the Company's subsidiary, Jupiter Mortgage Corp., entered into an employment agreement with Deanne J. Anderson for a term of 1 year, under which Ms. Anderson will be paid an annual salary of $120,000.

EXECUTIVE PERFORMANCE BONUS POOL

         The Company's employment agreement with its President, Nelson A. Locke, provides that ten percent (10%) of the Company's pre-tax net income for 1998 through 2002 in excess of the pre-tax net income for December 31, 1997 shall be contributed to an annual bonus pool for the benefit of the President and other key employees of the Company. The allocation of any bonus among the President and other key employees is made by the Compensation Committee.

         No bonus was allocated for 1999 and/or 1998.

STOCK OPTION PLANS

INCENTIVE STOCK OPTION PLAN

         The Company's Board of Directors and Shareholders have adopted two stock option plans. Pursuant to the Incentive Stock Option Plan (the "ISO Plan"), options to acquire a maximum of 2,000,000 shares, but not more than eight percent (8%) of the total authorized shares of the Company, may be granted to directors, officers, employees, consultants and other independent contractors and persons who performed services relating to the Company, including wholly or partially owned subsidiaries.

         The Plan is administered by a Stock Option Committee consisting of two or more non-employee directors or in the absence of such a committee, the Board of Directors.

         Pursuant to the ISO Plan, the Company may grant Incentive Stock Options as defined in Section 422(b) of the Internal Revenue Code of 1986 and non-qualified stock options not intended to qualify under such section. The price at which the Company's common stock may be purchased upon exercise of Incentive Stock Options granted under the Plan will be required to be at least equal to the fair market value of the common stock on the date of grant. Non-qualified stock options may be at any price designated by the Committee on the date of grant. Options granted under the Plan may have maximum terms of not more than ten (10) years and are not transferable except by will or the laws of descent and distribution. No Incentive Stock Options under the Plan may be granted to an individual owning more than ten percent (10%) of the total combined voting power of all classes of stock issued by the Company unless the purchase price of the common stock under such option is at least one hundred ten percent (110%) of the Fair Market Value of the shares issuable on exercise of the option at the date of grant and such option is not exercisable more than five (5) years from the date of grant.

         Generally, options granted under the Plan terminate upon the grantee's employment or affiliation with the Company, but the Committee may authorize an expiration date of up to ninety (90) days following such termination. If termination was due to death or disability, the options expire one (1) year after such termination or the termination date set forth in the option, whichever is earlier. If termination is due to retirement the option expires ninety (90) days after termination or the termination date set forth in the option, whichever is earlier.

         If a Change of Control takes place, the Board may vote to immediately terminate all outstanding options or may vote to accelerate the expiration of options to the tenth day after the effective date of the Change of Control. If the Board votes to immediately terminate the options, it shall make a cash payment to the grantees equal to the difference between the exercise price and the Fair Market Value of the shares that would have been subject to the terminated option on the date of the Change of Control. A Change of Control of the Company is generally deemed to occur when any person becomes the beneficial owner of or acquires voting control with respect to forty percent (40%) or more of the total voting shares of the Company, the Company is merged into any other company, or substantially all of its assets are acquired by another company, or three or more directors nominated by the Board to serve as a director, each having agreed to serve in such capacity, failed to be elected in a contested election of directors.

         Incentive Stock Options granted under the Plan are subject to the restriction of the aggregate Fair Market Value as of the date of grant of options which first become exercisable in any calendar year cannot exceed $100,000.

         The Plan provides for appropriate adjustments in the number and type of shares covered by the Plan and options granted thereunder in the event of any reorganization, merger, recapitalization or certain other transactions involving the Company.

         Until the closing of an underwritten public offering by the Company, pursuant to a registration statement filed and declared effective under the Securities Act of 1933 covering the offer and sale of the Company's common stock for the account of the Company, the Company has the right of first refusal to acquire any shares which were acquired pursuant to the exercise of options under the Plan at the Fair Market Value on the date of the shareholder's notice to the Company and the Company shall have the right to repurchase any option shares following holder's termination of service or affiliation with the Company for any reason at the original exercise price of the option.

NON-QUALIFIED STOCK OPTION PLAN

         Pursuant to the Non-Qualified Stock Option Plan (the "Non-ISO Plan"), options to acquire a maximum of 500,000 shares, but not more than two percent (2%) of the total authorized shares of the Company may be granted to any person who performed services for the Company and its subsidiaries.

         Non-qualified stock options may be at any price designated by the Committee on the date of grant. Options granted under the Plan may have maximum terms of not more than ten (10) years and are not transferable except by will or the laws of descent in distribution.

         Generally, options granted under the Plan terminate thirty (30) days after termination of the grantee's employment or affiliation with the Company. If termination was due to death or disability, the options expire one (1) year after such termination or the termination date set forth in the option, whichever is earlier.

         Any conditions or restrictions on exercise lapse on a Change of Control unless otherwise set forth in the Option Agreement.

         The Plan is administered by a Stock Option Committee consisting of two or more non-employee directors or in the absence of such a committee, the Board of Directors.

         The Plan provides for appropriate adjustments in the number and type of shares covered by the Plan and options granted thereunder in the event of any reorganization, merger, recapitalization or certain other transactions involving the Company.

         Until the closing of an underwritten public offering by the Company, pursuant to a registration, filed and declared effective under the Securities Act of 1933 covering the offer and sale of the Company's common stock for the account of the Company, the Company has the right of first refusal to acquire any shares which were acquired pursuant to the exercise of options under the Plan. At the Fair Market Value on the date of the shareholder's notice to the Company and the Company shall have the right to repurchase any option shares following holder's termination of service or affiliation with the Company for any reason at the original exercise price of the option.

NON-PLAN STOCK INCENTIVES

         In 1999 and 1998, the Company issued 151,300 and 74,400 shares respectively of its Common Stock to employees as incentive compensation. These shares vest at three years. There is no prorated vesting schedule. These shares have been valued at $1 per share and the Company recognized amortization expenses of $46,486 in 1999 and $7,333 in 1998 per this vesting schedule.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 31, 2000, the beneficial ownership of the Company's 8,958,942 outstanding shares of Common Stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (2) each director and executive officer of the Company; and (3) all directors and officers as a group.


                                                     Number of
     Name                                             Shares               Percent (1)
     ----                                            ---------             -----------
     Nelson A. Locke(2)                              2,650,000                29.1%

     Cheryl D. Locke(2)                              2,650,000                29.1%

     Charles M. Kluck(3)                               550,000                 6.0%

     Louis Weltman                                     549,488                 6.0%

     Elly Shea                                          48,000                  .5%

     Thomas G. Sherman, Esq.                           107,500                 1.1%

     Michael J. Shelley                                107,500                 1.1%

     All officers and directors as a group           3,463,000                38.1%
     (6 persons)



----------

(1)  Based upon 8,958,942 shares outstanding as of March 31, 2000.

(2)  Nelson A. Locke and Cheryl D. Locke own such shares as joint tenants.

(3)  Includes 200,000 owned by his sister, Linda Kluck.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         A shareholder, Louis Weltman of Vistra Growth Partners, Inc. provided investment banking services to the Company. In 1998 such shareholder was paid fees consisting of cash of $60,000 and 66,667 shares of the Company's common stock for services in connection with the Company's acquisition of Dow. In 1999 he was paid approximately $417,000 in cash and issued 186,600 shares of common stock and a warrant to purchase 228,888 shares of common stock in connection with the sale of our 3% Convertible Debentures and the two acquisitions executed during 1999. The warrant was forfeited as part of the termination agreement entered into with the Company.

         A shareholder, Brickell Equity Group received fees for services during 1999 consisting of 5,200 shares of the Company's common stock valued at $17,550 for investment services.

         The Company's president, Nelson Locke owed the Company $20,700 (including accrued interest) under a note bearing 5% interest. Also, Mr. Locke bought a vehicle from the Company for $5,000, which was approximately the net book value at the time of the sale.

         Two shareholders of the Company (the former owners of Capital Funding) each owe the Company $50,000 under promissory notes dated December 31, 1997. These notes bear interest at 6% per annum and the interest is payable annually on December 31st. These notes are due on January 1, 2004. The interest due at December 31, 1998 and 1999 has not been paid. The total of principal and interest is $112,000 at December 31, 1999 and $106,000 at December 31, 1998. The fair value of these notes is not subject to reasonable estimation due to their related party nature.



                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an asterisk.

Exhibit No.                         Description
-----------                         -----------
   2(a)       Articles of Incorporation of the Registrant (1)

   2(b)       Articles of Amendment to Articles of Incorporation  (1)

   2(c)       By-Laws of the Registrant (1)

   2(d)       Incentive Stock Option Plan (1)

   2(e)       Non-Qualified Stock Option Plan (1)

   3(d)       Form of Stock Purchase Warrant (1)

   3(e)       Form of 3% Convertible Debenture (1)

   6(a)       Employment Agreement as of January 2, 1998 between Registrant and Nelson A.
              Locke (1)

   6(b)       Employment Agreement as of January 2, 1998 between Registrant and Cheryl D.
              Locke (1)

   6(c)       Employment Agreement as of July 31, 1998 between Dow Guarantee Corp. and
              Charles M. Kluck (1)

   6(d)       Employment Agreement as of July 31, 1998 between Dow Guarantee Corp. and Linda
              C. Kluck (1)

   6(f)       Agreement for purchase of Dow Guarantee Corp. (1)

   6(g)       Agreement for purchase of Capital Funding of South Florida, Inc. (1)

   6(h)       Consulting Agreement as of August 25, 1998 between Registrant and Vistra
              Growth Partners, Inc. (1)



   6(i)       Securities Purchase Agreement (1)

   6(j)       Registraton Rights Agreement (1)

   6(k)       Agreement for purchase of Jupiter Mortgage Corporation

   10.1       Financial Advisory Agreement dated February 2, 2000 with Capitalink, L.C. (1)

   10.2       Investor Relations Consulting Agreement dated January 20, 2000 with Access1 Financial, Inc. (1)

   10.3       Consulting Agreement dated January 1, 2000 with Brickell Equity Group, Inc. (1)

   10.4       Investment Banking Agreement dated January 7, 2000 with Charterbridge Financial Group, Inc. (1)

   10.5       Investor Relation Services Agreement dated January 7, 2000 with Charterbridge Financial Group, Inc. (1)

   22         Subsidiaries

   27         Financial Data Schedule. (+)





(+)  Filed Herewith

(1)  Previously filed

(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICA'S SENIOR FINANCIAL SERVICES, INC.


Dated: April 14, 2000                  By: /s/ Nelson A. Locke
                                           ----------------------------------
                                           Nelson A. Locke, President
                                           Chief Executive Officer
                                           Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


/s/ Nelson A. Locke                 President                          April 14, 2000
----------------------              Director
Nelson A. Locke


/s/ Cheryl D. Locke                 Executive Vice President           April 14, 2000
----------------------              Director
Cheryl D. Locke


/s/ Thomas Sherman                  Director                           April 14, 2000
----------------------
Thomas Sherman


/s/ Michael J. Shelley              Director                           April 14, 2000
----------------------
Michael J. Shelley


/s/ Charles M. Kluck                Director                           April 14, 2000
----------------------
Charles M. Kluck


                          INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                                           Page
                                                                                               ----
Independent Auditors' Report for the Years Ended December 31, 1999 and 1998..............      F-2

Consolidated Balance Sheets at December 31, 1999 and 1998 ...............................      F-3

Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998 ....      F-4

Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 1999
  and 1998 ..............................................................................      F-5

Consolidated Statement of Cash Flows for the Years Ended December 31, 1999 and 1998......      F-6

Notes to Consolidated Financial Statements ..............................................      F-8

Proforma Unaudited Consolidated Statements of Operations for the Year Ended
  December 31, 1999 .....................................................................      P-1

Proforma Unaudited Consolidated Balance Sheets for the Year Ended December 31, 1998 .....      P-2

Proforma Unaudited Consolidated Statements of Operations for the Year Ended
  December 31, 1998 .....................................................................      P-3


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of America's Senior Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of America's Senior Financial Services, Inc. and subsidiaries (collectively, the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of America's Senior Financial Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's accumulated deficit and its loss from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ Ahearn, Jasco + Company, P.A.
                                              ---------------------------------
                                              AHEARN, JASCO + COMPANY, P.A.
                                              Certified Public Accountants
Pompano Beach, Florida
March 31, 2000

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                            1999               1998
                                                                        ------------       ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $    402,373       $    195,728
   Brokerage fees receivable                                                 214,604             49,853
   Employee advances                                                         175,714             70,528
   Mortgage loans held for sale                                            2,389,162                 --
   Due from shareholder                                                       20,734             22,618
   Prepaid expenses                                                           56,851             46,699
   Other current assets                                                       72,302                 --
                                                                        ------------       ------------
          TOTAL CURRENT ASSETS                                             3,331,740            385,426
                                                                        ------------       ------------

PROPERTY AND EQUIPMENT, net                                                  442,897            254,783
                                                                        ------------       ------------

OTHER ASSETS
   Goodwill, net                                                           5,096,841          3,348,215
   Due from related parties                                                  112,000                 --
   Notes receivable                                                          250,000            250,000
   Other assets                                                              561,536             69,940
                                                                        ------------       ------------
          TOTAL OTHER ASSETS                                               6,020,377          3,668,155
                                                                        ------------       ------------


          TOTAL                                                         $  9,795,014       $  4,308,364
                                                                        ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease obligations      $     24,934       $      5,798
   Lines of credit                                                           366,298                 --
   Warehouse lines of credit                                               2,639,192                 --
   Accounts payable                                                          394,752            173,904
   Accrued liabilities                                                       418,634             49,054
   Other current liabilities                                                  29,291                 --
                                                                        ------------       ------------
          TOTAL CURRENT LIABILITIES                                        3,873,101            228,756
                                                                        ------------       ------------

CAPITAL LEASE OBLIGATIONS, less current portion                               56,834                 --
                                                                        ------------       ------------

LONG-TERM DEBT, convertible debentures                                     1,750,000                 --
                                                                        ------------       ------------

LONG-TERM DEBT, less current portion                                              --             13,287
                                                                        ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value; 10,000,000 shares
   authorized, zero shares issued and outstanding                                 --                 --
   Common stock, $0.001 par value; 25,000,000 shares
   authorized, shares issued and outstanding, 7,690,262
   in 1999 and 5,898,867 in 1998                                               7,690              5,899
   Additional paid-in capital                                             12,498,553          4,584,932
   Retained earnings (deficit)                                            (8,219,283)          (457,443)
   Unearned compensation - restricted stock                                 (171,881)           (67,067)
                                                                        ------------       ------------
          TOTAL STOCKHOLDERS' EQUITY                                       4,115,079          4,066,321
                                                                        ------------       ------------
          TOTAL                                                         $  9,795,014       $  4,308,364
                                                                        ============       ============




                See notes to consolidated financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                        1999               1998
                                                   ------------       ------------
REVENUES                                           $  4,723,697       $  1,797,632
                                                   ============       ============

EXPENSES:
   Payroll and related expenses                       4,024,889          1,335,488
   Administrative, processing, and occupancy          2,996,515            773,161
   Debenture financing costs                          1,491,628                 --
   Goodwill amortization                                194,163             71,239
   Impairment charges                                 3,259,311                 --
                                                   ------------       ------------

          TOTAL EXPENSES                             11,966,506          2,179,888
                                                   ------------       ------------

          LOSS FROM OPERATIONS                       (7,242,809)          (382,256)
                                                   ------------       ------------

OTHER
   Acquisition costs                                         --             14,969
   Interest income                                      (34,873)                --
   Interest expense                                     553,904              2,041
                                                   ------------       ------------

          TOTAL OTHER, NET                              519,031             17,010
                                                   ------------       ------------

          LOSS BEFORE INCOME TAXES                   (7,761,840)          (399,266)
                                                   ------------       ------------

PROVISION FOR INCOME TAXES                                   --                 --

          NET LOSS                                 $ (7,761,840)      $   (399,266)
                                                   ============       ============


LOSS PER SHARE:
   Basic                                           $     (1.123)      $     (0.082)
                                                   ============       ============
   Diluted                                         $     (1.123)      $     (0.082)
                                                   ============       ============
   Weighted average common shares outstanding         6,909,245          4,849,247
                                                   ============       ============




                See notes to consolidated financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                            COMMON         COMMON      ADDITIONAL
                                                            STOCK,        STOCK, AT      PAID-IN       RESTRICTED
                                                         # OF SHARES      PAR VALUE      CAPITAL         STOCK
                                                        --------------  -------------  -----------   -------------


STOCKHOLDERS' EQUITY, December 31, 1997                       4,367,000   $     4,367   $   169,647   $        --

Stock issued pursuant to the Dow acquisition                    616,667           617     3,436,883            --

Restricted stock issued to employees                             74,400            74        74,326       (74,400)

Recognition of restricted stock earned                               --            --            --         7,333

Issuances of common stock for cash, net of expenses             840,800           841       904,076            --

Net loss for the year ended December 31, 1998                        --            --            --            --
                                                            -----------   -----------   -----------   -----------

STOCKHOLDERS' EQUITY, January 1, 1999                         5,898,867   $     5,899   $ 4,584,932   $   (67,067)

Stock issued pursuant to the Capital Funding acquisition        221,664           222     1,551,426            --

Stock issued pursuant to the Jupiter acquisition                360,750           361     2,499,639            --

Stock issued for debenture financing costs                      185,500           186     1,211,442            --

Beneficial conversion feature of convertible debentures              --            --       441,176            --

Restricted stock issued to employees, net of stock earned       151,300           151       151,149      (104,814)

Issuances of common stock for cash, net of expenses             698,721           699     1,194,968            --

Stock issued pursuant to debenture conversions                  152,260           152       751,184            --

Common stock issued for services                                 21,200            20        57,530            --

Other capital contributions                                          --            --        55,107            --

Net loss for the year ended December 31, 1999                        --            --            --            --
                                                            -----------   -----------   -----------   -----------

STOCKHOLDERS' EQUITY, December 31, 1999                       7,690,262   $     7,690   $12,498,553   $  (171,881)
                                                            ===========   ===========   ===========   ===========







                                                                               TOTAL
                                                                           STOCKHOLDERS'
                                                             DEFICIT          EQUITY
                                                          -------------  -----------------


STOCKHOLDERS' EQUITY, December 31, 1997                    $   (58,177)   $   115,837

Stock issued pursuant to the Dow acquisition                        --      3,437,500

Restricted stock issued to employees                                --             --

Recognition of restricted stock earned                              --          7,333

Issuances of common stock for cash, net of expenses                 --        904,917

Net loss for the year ended December 31, 1998                 (399,266)      (399,266)
                                                           -----------    -----------

STOCKHOLDERS' EQUITY, December 31, 1998                    $  (457,443)   $ 4,066,321

Stock issued pursuant to the Capital Funding acquisition            --      1,551,648

Stock issued pursuant to the Jupiter acquisition                    --      2,500,000

Stock issued for debenture financing costs                          --      1,211,628

Beneficial conversion feature of convertible debentures             --        441,176

Restricted stock issued to employees, net of stock earned           --         46,486

Issuances of common stock for cash, net of expenses                 --      1,195,667

Stock issued pursuant to debenture conversions                      --        751,336

Common stock issued for services                                    --         57,550

Other capital contributions                                         --         55,107

Net loss for the year ended December 31, 1999               (7,761,840)    (7,761,840)
                                                           -----------    -----------

STOCKHOLDERS' EQUITY, December 31, 1999                    $(8,219,283)   $ 4,115,079
                                                           ===========    ===========


                See notes to consolidated financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                    1999             1998
                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(7,761,840)   $  (399,266)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                   304,385        106,195
      Impairment charges                                            3,259,311
      Loss on abandoned assets                                         66,514
      Other                                                            41,822          7,333
      Common stock issued for services                                 17,550
      Common stock issued for debenture financing costs             1,211,628
      Beneficial conversion feature of convertible debentures         441,176
      Changes in certain assets and liabilities, net of amounts
       from acquisitions:
         Brokerage fee receivable                                    (104,223)         6,429
         Employee advances                                            (96,470)        28,544
         Prepaid expenses                                             (10,152)       (46,464)
         Other current assets and liabilities, net                    (27,127)        14,046
         Accounts payable                                             126,039             --
         Accrued liabilities                                          205,501             --
                                                                   ----------     ----------
          NET CASH USED IN OPERATING ACTIVITIES                    (2,325,886)      (283,183)
                                                                   ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (114,417)      (205,302)
   Acquisition expenditures, net of cash acquired                    (782,970)      (294,395)
   Increase in mortgage loans                                      (2,389,162)            --
   Changes in other assets                                           (477,889)        21,304
                                                                   ----------     ----------
          NET CASH USED IN INVESTING ACTIVITIES                    (3,764,438)      (478,393)
                                                                   ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                      1,195,667        904,917
   Proceeds from issuance of convertible debentures                 2,231,220             --
   Other capital contributions                                         55,107             --
   Net borrowings under lines of credit                             2,844,188             --
   Payments on capital lease obligations                              (31,097)            --
   Change in due from shareholder                                       1,884        (22,618)
   Change in long-term debt                                                          (11,371)
                                                                   ----------     ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                 6,296,969        870,928
                                                                   ----------     ----------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                   206,645        109,352

CASH AND CASH EQUIVALENTS, Beginning of year                          195,728         86,376
                                                                   ----------     ----------
CASH AND CASH EQUIVALENTS, End of year                            $   402,373    $   195,728
                                                                   ==========     ==========




                See notes to consolidated financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




          (continued)

                                                                   1999              1998
                                                                -----------      --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash during the period                        $79,887           $18,135
                                                               ==========       ===========
   Income taxes paid in cash during the period                    $ 2,940           $    --
                                                               ==========       ===========




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         On July 31, 1998, the Company recorded net tangible assets of $189,157 and goodwill of $3,419,454 in connection with the Dow acquisition (see Note 8). During 1998, the Company issued restricted stock to employees valued at $74,400.

         On January 29, 1999, the Company recorded net tangible assets of approximately $93,500 and goodwill of $1,922,000 in connection with the Capital Funding acquisition (see Note 8). In connection with the acquisition of Capital Funding, the Company issued 16,000 shares of common stock to a shareholder that provided investment services (see Note 7 and 8).

         On August 18, 1999, the Company recorded net tangible liabilities of approximately $129,410 and goodwill of $3,280,710 in connection with the Jupiter acquisition (see Note 8).

         On September 30, 1999, the Company transferred its ownership interest in Capital Funding to Jupiter and Jupiter became the sole surviving entity. Since no change in ownership of the entities occurred, the transfer was recorded at historical cost in a manner similar to pooling of interests (see Note 8).

         During October 1999, the holder of the convertible debenture bond converted $750,000 of the principal and accrued interest into 152,260 shares of common stock (see Note 5).

         During 1999, the Company issued restricted stock to employees valued at $151,300.



                See notes to consolidated financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
================================================================================



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

         America's Senior Financial Services, Inc. ("AMSE") was incorporated on February 26, 1990. On July 31, 1998, AMSE acquired Dow Guarantee Corp. ("Dow"), on January 29, 1999, AMSE acquired Capital Funding of South Florida, Inc ("Capital Funding") and on August 18, 1999, AMSE acquired Jupiter Mortgage Corp. ("Jupiter"). On September 30, 1999, Capital Funding and Jupiter were merged and Jupiter was the surviving corporation. AMSE and its subsidiaries are collectively referred to as "the Company". All significant intercompany balances and transactions are eliminated in consolidation.

         The Company is engaged in originating, processing, and concurrently funding mortgage loans. In addition to providing traditional (or forward) mortgage loan services, the Company also arranges reverse mortgages specifically developed to serve the special needs of the senior citizen community, and has generated a substantial portion of the reverse mortgages originated in Florida. The Company sells its closed loans to investors for resale into the secondary market.

GOING CONCERN

         The Company's consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses of $7,761,840 and $399,266 in 1999 and 1998, respectively, and has an accumulated deficit of $8,219,283 at December 31, 1999. In management's opinion, the operating deficit (which is largely confined to AMSE corporate activities) is largely the result of the monies the Company has expended in the execution of its aggressive acquisition strategy.

         In 1999, the Company completed two acquisitions causing gross loan originations to increase from under $150 million dollars to almost $300 million dollars. In the process the Company grew from three physical locations to twelve. In addition, the Company invested the capital necessary to complete due diligence and prepare the appropriate documents to complete three more strategic acquisitions that will again increase the Company's proforma gross loan origination to a level approaching $1.5 billion dollars. Management is presently waiting for final commitments on the funding necessary to close the three additional acquisitions. Should such a closing occur, management believes that the Company should operate profitably and the Company's balance sheet would be favorably affected.

         Historically, the Company has been funding its deficit primarily through investor capital and has yet to generate profits from its primary operating activities. Management recognizes that the Company must generate additional resources and attain profitable operations to enable it to continue in business. Management's growth plan estimated that given certain events the Company could achieve critical mass in the year 2000. Since January 2000, management has taken certain steps to reduce central office overhead and to increase loan origination revenue system wide.

         Since January 2000, the Company has financed its operating deficit through private equity subscriptions and loans from management. The Company is planning to obtain additional equity capital through the conversion of debt, and is in the final stages of its execution of such a plan. In July 1999 the Company signed a "best efforts" contract with a Wall Street placement agent to raise between $17 and $25 million through the sale of equity. In October 1999, the agreement was revised and the target amount increased to $50 million dollars which was to be raised in several components consisting of debt and equity (see
Note 10 for additional details). In January 2000, the first component, a debt offering, was set at $20 million. In March 2000, the offering memorandum was printed and circulated to over 100 potential investors. Although the offering is on a "best efforts" basis, management believes that the offering should be successful and that sufficient capital could be raised allowing the completion of some or all of the additional acquisitions discussed above. In addition, the offering should provide some or all of the additional working capital needed to correct the Company's current operating deficit.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN (continued)

         In March 2000, the Company initiated merger talks with a real estate and mortgage entity located in northeast Florida that if concluded could add over $2 million of net assets to the Company's balance sheet. The transaction is currently in due diligence. Management believes that these real estate assets are unencumbered and would have a positive material effect on the Company's balance sheet. In addition, these assets could provide the collateral necessary for traditional short-term working capital borrowings, as required.

         In summary, the realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional equity capital and ultimately reaching profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of the events discussed above not occur, the accompanying consolidated financial statements could be materially affected.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION AND CREDIT RISKS

         The Company, as a licensed mortgage company, derives its revenues primarily from mortgage application fees paid by potential borrowers and from brokerage, processing fees, and service release premiums payable by the borrower and others at the time of closing. The brokerage and processing fees are recognized as revenue at the time the loans are closed.

         The Company operates in the mortgage banking industry, therefore, it is highly dependent on the status of the economy and interest rates.

PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, typically seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred.

INTANGIBLE ASSETS

         The excess of investment cost over the fair value of net assets acquired (goodwill) is being amortized using the straight-line method over a period of 20 years. The goodwill arose from the acquisitions of Dow, Capital Funding, and Jupiter. Amortization of goodwill for the years ended December 31, 1999 and 1998 were approximately $194,200 and $71,239, respectively.

         As a consequence of downturns in the mortgage industry in 1999 and the interest rate increases that occurred during 1999, Dow and Capital Funding operated at cumulative losses since their dates of acquisition. An impairment review of these subsidiaries was initiated, pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This review determined that the subsidiaries' estimated future non-discounted cash flows were below its carrying value as a long-lived asset. Accordingly, the Company has recorded impairment charges to adjust the carrying value of the goodwill. The adjustments reduced the recorded value of the goodwill by approximately $3,259,300. Management believes that the fair value of the remaining assets approximates the amounts to which it was written down.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADVERTISING

         The costs of advertising, promotion, and marketing programs are generally charged to operations in the year incurred. Significant funds were spent in 1999 to launch a nationwide direct mail campaign to market reverse mortgages, and the Company invested advertising money to attract loan correspondents. Total advertising expense was approximately $392,500 and $155,132 for the years ended December 31, 1999 and 1998, respectively.

INCOME TAXES

         The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. State minimum taxes are expensed as paid.

NET LOSS PER COMMON SHARE

         The Company has adopted SFAS No. 128, "Earnings Per Share." SFAS 128 requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share." The effect of common shares issuable under the terms of the Company's preferred stock outstanding are excluded from the calculation of diluted EPS since the effect is antidilutive. The adoption of SFAS 128 did not have an impact on the Company's reported results.

STOCK BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation plans at fair value. The Company has chosen, in accordance with the provision of SFAS No. 123, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB 25) for its stock plans. Under APB 25, if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, the Company must recognize compensation expense. SFAS No. 123 will be adopted for disclosure purposes only and will not impact the Company's financial position, annual operating results, or cash flows.

         For transactions with other than employees in which services were performed in exchange for stock, the transactions were recorded on the basis of the fair value of the services received or the fair value of the issued equity instrument, whichever was more readily measurable.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include all highly liquid investments purchased with an original maturity of three months or less. The Company occasionally maintains cash balances in financial institutions in excess of the federally insured limits.

         As of December 31, 1999, the Company has restricted $115,000 of cash in connection with a letter of credit for Dow.

RECLASSIFICATIONS

         Certain amounts from the 1998 financial statements have been reclassified to conform to the 1999 presentation.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash, receivables, mortgage loans held for sale, accounts payable and accrued expenses are reflected in the financial statements at fair value due to the short-term nature of these instruments. The fair value of the Company's obligations under credit agreements, as disclosed in Note 3, are the same as the recorded amounts because the rates and terms approximate current market conditions.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. The Company must adopt this standard no later than January 1, 2001. The Company does not expect the adoption of this standard to have a material impact on results of operations, financial position or cash flows.

STATEMENT OF COMPREHENSIVE INCOME

         A statement of comprehensive income has not been included, per SFAS No. 130, "Reporting Comprehensive Income," as the Company has no items of other comprehensive income.

SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective January 31, 1999. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment. As a result, no additional disclosure was required.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                             1999            1998
                                           ---------       ---------

Office equipment                           $ 345,802       $  31,080
Furniture and fixtures                       249,186         176,674
Leasehold improvements                        92,226          87,022
Vehicles                                     104,562          42,586
                                           ---------       ---------
          Total cost                         791,776         337,362
Less:  Accumulated depreciation             (348,879)        (82,579)
                                           ---------       ---------

          Property and equipment, net      $ 442,897       $ 254,783
                                           =========       =========

         Depreciation expense for the years ended December 31, 1999 and 1998 was approximately $110,200 and $34,956, respectively.



NOTE 3 -CREDIT AGREEMENTS

LINES OF CREDIT

         The Company maintains several lines of credit with different financial institutions. Interest rates vary, and include prime, prime plus 3%, and a flat 11% per annum. As of December 31, 1999 and 1998, the total amounts outstanding under these lines of credit was approximately $366,000 and $50,000, respectively.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




NOTE 3 -CREDIT AGREEMENTS (continued)

MORTGAGE WAREHOUSE AGREEMENTS

         The Company maintains two mortgage warehouse facilities with separate financial institutions to assist the Company in originating and closing mortgages. The Company is liable under these agreements only if defaults occur during a mortgage closing process. As of December 31, 1999, there was approximately $2,639,000 outstanding under one facility and the second facility was unused. There were no amounts owed under this agreement as of December 31, 1998. Interest paid during 1999 and 1998 for borrowings under these two facilities totaled approximately $121,900 and $16,094, respectively.


NOTE 4 - CAPITAL LEASE OBLIGATIONS AND LONG-TERM DEBT

         In 1999, the Company acquired certain office equipment under the provisions of various long-term leases and has capitalized the minimum lease payments. The leases have terms from three to four years and are due to expire at various times through 2002 and 2003. As of December 31, 1999, the leased property has a recorded cost of $112,556 and is being depreciated along with other property and equipment (see Note 2).

         Future minimum lease payments under the capital lease and the net present value of these future minimum lease payments subsequent to December 31, 1999 are as follows:

          Future minimum lease payments                          $ 127,046
          Less:  Amount representing interest                      (45,278)
                                                                 ---------
                    Present value of minimum lease payments         81,768
          Less:  Current portion                                   (24,934)
                                                                 ---------
                    Long-term capital lease obligation           $  56,834
                                                                 =========

         Future minimum lease payments subsequent to December 31, 1999 are as follows: $24,934 in 2000, $24,176 in 2001, $15,158 in 2002, and $17,500 in 2003.

         As of December 31, 1998 long-term debt consisted of installment notes for the Company's vehicles. The current portion of this long-term debt was 5,798 and the balance was $13,287.

NOTE 5 - LONG-TERM DEBT, CONVERTIBLE DEBENTURES

         On May 6, 1999, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued $2,500,000 of 3% convertible debentures, which are due May 6, 2002, and common stock purchase warrants for 34,383 shares at $8.70 per share, which expire May 31, 2004. The Securities Purchase Agreement, among other terms, allows the Company to require the buyer to purchase additional convertible debentures up to $7,500,000, as long as AMSE's stock price remains above $5.75 per share. The holder of the convertible debentures may take the interest in either cash or common stock of the Company. The debentures are convertible into common stock at the option of the holder. The conversion price is the lower of (a) $8.70 per share, or (b) 85% of the average closing bid price for the Company's common stock for any five of the past 20 trading days ending immediately before the conversion. At the time the Company entered into this agreement, the debentures were available for conversion at $6.16 per share. Under the accounting rule known as Emerging Issues Task Force (EITF) Topic D-60, this beneficial conversion feature increases the effective interest rate of the debenture, and as a result, $441,176 has been charged to interest expense. In connection with the placement of this convertible debenture, the Company issued 185,548 shares of common stock and paid approximately $268,800 in fees to consultants and placement agents, which resulted in additional costs recognized of approximately $1,491,600.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998





NOTE 5 - CONVERTIBLE DEBENTURES (continued)

         In October 1999, the debenture holder converted $750,000 of the principal of the debenture into 152,260 shares of the Company's common stock. Interest expense associated with the conversion was approximately $1,300 and was paid by the issuance of shares of common stock.

         In October 1999, the Company accrued a $45,000 penalty due to the debenture holder. Such penalty was the result of the Company not filing an active registration statement within 120 days of the debenture issue date per the terms of the Securities Purchase Agreement dated May 6, 1999. This amount is included in accounts payable at December 31, 1999, and it was paid in January 2000 by the issuance of 21,019 shares of common stock.

         Subsequent to December 31, 1999 an additional $613,995 of the principal of the debenture was converted by the debenture holder into 372,223 shares of Company common stock.


NOTE 6 - INCOME TAXES

         A summary of income taxes for the years ended December 31, are as follows:

                                                      1999             1998
                                                  -----------       -----------
         Currently payable:
            Federal                               $        --       $        --
            State                                          --                --
         Deferred tax benefit                       1,220,180           112,220
                                                  -----------       -----------
                   Income tax benefit               1,220,180           112,220
         Valuation allowance                       (1,220,180)         (112,220)
                                                  -----------       -----------
                    Net income tax provision      $        --       $        --
                                                  ===========       ===========


         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax assets at December 31, 1999 and 1998 relate to the following:

                                                           1999              1998
                                                       -----------       -----------
         Net operating loss carryforward               $ 1,030,740       $   111,040
         Restricted stock awards                            19,900             3,620
         Financing costs                                   284,200                --
         Valuation allowance                            (1,334,840)         (114,660)
                                                       -----------       -----------
                    Net deferred income tax asset      $        --       $        --
                                                       ===========       ===========


         There are no significant deferred tax liabilities. The Company has used a combined estimated federal and state tax rate of approximately 35% for all deferred tax computations. The tax benefit prior to the allowance differs from the Federal statutory rate of 34% because of non-deductible expenses (primarily resulting from the goodwill amortization and impairment charges) and the effect of state income taxes.

         The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation future taxable income during the periods in which temporary differences and/or carryforward losses become deductible.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




NOTE 6 - INCOME TAXES (continued)

         The Company has available tax net operating loss carryovers ("NOLs") as of December 31, 1999 of approximately $2,940,000. The NOLs will begin to expire in the year 2012. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be significantly limited.


NOTE 7 - RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE

         Two shareholders of the Company (the former owners of Capital Funding) each owe the Company $50,000 under promissory notes dated December 31, 1997. These notes bear interest at 6% per annum and the interest is payable annually on December 31st. These notes are due on January 1, 2004. The interest due at December 31, 1998 and 1999 has not been paid. The total of principal and interest is $112,000 at December 31, 1999 and $106,000 at December 31, 1998. The fair value of these notes is not subject to reasonable estimation due to their related party nature.

FEES FOR SERVICE

         A shareholder of AMSE formerly acted as financial advisor to the Company. In connection with his services, the shareholder received fees consisting of $250,000 in cash and 170,600 shares of common stock which were issued pursuant to the placement of the convertible debentures (see Note 5). The shareholder also received fees consisting of $74,000 in cash and 16,000 shares of common stock were issued pursuant to the acquisition of Capital Funding, and $93,000 in cash pursuant to the acquisition of Jupiter. As of December 31, 1999, an additional $25,000 has been accrued to this shareholder pursuant to the Jupiter acquisition. During 1998 this shareholder received fees consisting of cash of $60,000 and 66,667 shares of restricted AMSE stock [which were issued pursuant to the Dow acquisition (see Note 8)].

OTHER

         During 1999, the Company's president purchased a vehicle for $5,000, which was approximately net book value at the time of sale. At December 31, 1999, the Company's president owed the Company approximately $20,700 (including accrued interest) under notes bearing interest at 5%. At December 31, 1998, the Company's President owed the Company $22,500 under notes bearing interest at 5%. The note outstanding at December 31, 1998 was repaid on January 28, 1999.

         A shareholder received fees for services during 1999 consisting of 5,200 shares valued at $17,550 for investment services.


NOTE 8 - ACQUISITION ACTIVITIES

DOW GUARANTEE

         The acquisition of Dow was completed on July 31, 1998 and was accounted for as a purchase. Identified tangible assets and liabilities were recorded at their estimated fair market values and the excess of the total cost over the net fair values of identified assets and liabilities was recorded as goodwill. The purchase price for these assets totaled $3,782,757, with 550,000 shares of common stock of the Company being issued to the sellers (valued at $3,437,500), costs of $171,111 (including 66,667 shares issued to the Company's investment banker), and assumed liabilities of $174,146. The cost of the acquisition was allocated to tangible assets and goodwill totaling $363,303 and $3,419,454, respectively. As a result, Dow became a wholly owned subsidiary of AMSE on this date. The financial statements of the Company include the operating results of the acquired entity since the date of acquisition. The acquisition agreement with Dow also contains an agreement value guarantee; see Note 9.

CAPITAL FUNDING

         On January 29, 1999, AMSE completed the acquisition of Capital Funding in a tax-free stock exchange. Management of AMSE placed a value of $1,551,648 on the 221,664 shares of common stock issued to the shareholders of Capital Funding, a valuation that was based on the common stock's trading level during the time the acquisition was completed. In addition to the shares of stock issued AMSE also paid $300,000 in cash to the sellers, incurred costs of approximately $163,800 (including 16,000 shares issued to AMSE's investment

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




NOTE 8 - ACQUISITION ACTIVITIES (continued)

banker) and assumed liabilities of approximately $120,000. The cost of the acquisition was allocated to the assets using the purchase accounting method approximately as follows:


         Depreciable tangible property and equipment      $    78,000
         Receivables and other current assets, net            108,500
         Other assets                                          67,000
         Total liabilities                                   (160,000)
         Goodwill                                           1,922,000
                                                          -----------
                   Total                                  $ 2,015,500
                                                          ===========

         As a result, Capital Funding became a wholly owned subsidiary of AMSE on this date. The financial statements of the Company include the operating results of the acquired entity since the date of acquisition. The acquisition agreement with Capital Funding also contains an aggregate value guarantee; see
Note 9.

JUPITER

         On August 18, 1999, AMSE completed the acquisition of Jupiter in a tax-free stock exchange. Management of AMSE placed a value of $2,500,000 on the 360,750 shares of common stock issued to the shareholders of Jupiter, a valuation that was based on the common stock's trading level during the time the acquisition was completed. In addition to the shares of stock issued AMSE also paid $500,000 in cash to the sellers, incurred costs of approximately $151,300 and assumed liabilities of approximately $349,300. The cost of the acquisition was allocated to the assets using the purchase accounting method approximately as follows:

         Depreciable tangible property and equipment      $   125,100
         Receivables and other current assets, net             82,790
         Other assets                                          12,000
         Total liabilities                                   (349,300)
         Goodwill                                           3,280,710
                                                          -----------
                   Total                                  $ 3,151,300
                                                          ===========

         As a result, Jupiter became a wholly owned subsidiary of AMSE on this date. The financial statements of the Company include the operating results of the acquired entity since the date of acquisition. The acquisition agreement with Jupiter also contains an aggregate value guarantee; see Note 9.

MERGER OF CAPITAL FUNDING INTO JUPITER

         On September 30, 1999, AMSE, pursuant to a merger agreement, transferred its ownership interest in Capital Funding to Jupiter and Jupiter became the sole surviving entity. Since no change in the ultimate ownership of the merged entities occurred, this transfer was recorded at historical cost in a manner similar to a pooling of interests.

OTHER ACTIVITIES

         On October 8, 1999, the Company entered into a stock purchase agreement with Senior Income Reverse Mortgage Corporation ("Senior Income") under which AMSE will purchase all of the issued and outstanding shares of capital stock of Senior Income. As of March 31, 2000, the closing of this transaction is pending.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 8 - ACQUISITION ACTIVITIES (continued)

OTHER ACTIVITIES (continued)

         On February 3, 2000, the Company entered into a stock purchase agreement with Pinnacle Financial Corporation ("Pinnacle") under which AMSE will purchase all of the issued and outstanding shares of capital stock of Pinnacle. As of March 31, 2000, the closing of this transaction is pending and this agreement has expired on March 31, 2000. An extension to June 30, 2000 has been proposed.

PRO FORMA FINANCIAL INFORMATION

         The following pro forma summary presents the results of operations as if the Capital Funding and Jupiter acquisitions had occurred at January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates, or results of which may occur in the future.

                                                       1999 Consolidated                       1998 Consolidated
                                                      Pro forma (12 months)                  Pro forma (12 months)
                                               AMSE, Capital Funding, and Jupiter   AMSE, Dow, Capital Funding and Jupiter
                                               ----------------------------------   --------------------------------------
                                                            (Unaudited)                           (Unaudited)
         Revenues                                           $ 6,554,000                           $ 7,460,904
         Goodwill and impairment charges                     (3,626,000)                             (431,098)
         Other expenses                                     (10,535,000)                           (7,508,040)
                                                            -----------                           -----------
                   Loss from operations                      (7,607,000)                             (478,234)
         Interest expense, net                                 (519,000)                              (22,877)
                                                            -----------                           -----------
                   Net loss                                 $(8,126,000)                          $  (501,111)
                                                            ===========                           ===========

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK

         The Company has authorized 25,000,000 shares of $0.001 par value Common Stock (the "Common Stock"). The holders of the Common Stock are entitled to one vote per share and have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the Board of Directors. Additionally, the holders of the Common Stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

PREFERRED STOCK

         On March 23, 1999, the Company amended its Articles of Incorporation to authorize up to 10,000,000 shares of $0.001 par value Preferred Stock (the "Preferred Stock"). The shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares in each series, the designation thereof and the related rights, preferences and limitations of each series. Specifically the Board of Directors is authorized to fix with respect to each series (a) the dividend rate; (b) redeemable features, if any; (c) rights upon liquidation; (d) whether or not the shares of such series shall be subject to a purchase, retirement or sinking fund provision; (e) whether or not the shares of such series shall be convertible into or exchangeable for shares of any other class and, if so, the rate of conversion or exchange; (f) restrictions, if any, upon the payment of dividends on common stock; (g) restrictions, if any, upon the creation of indebtedness;
(h) voting powers, if any, of the shares of each series; and (i) such other rights, preferences and limitations as shall not be inconsistent with the laws of the State of Florida. As of March 31, 2000, no preferred stock has been issued.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 9 - STOCKHOLDERS' EQUITY (continued)

RECONCILIATION OF SHARES ISSUED

         During 1998, the Company issued 1,531,867 shares of its common stock. During 1998 certain accredited investors purchased 140,800 shares for $231,500 in cash (before expenses) and 66,667 shares were issued to the Company's investment banker pursuant to the Dow acquisition, in which 550,000 shares were issued to the sellers. There were 700,000 common stock purchase warrants issued pursuant to the Company's private placement in 1997 and each of these were exchanged during 1998. The warrants were exchanged in 1998 with proceeds to the Company, before expenses, of $700,000. Also during 1998 a total 74,400 restricted shares of the Company's common stock were granted to certain employees. The market value of shares issued was $74,400. This amount was recorded as unearned compensation - restricted stock and is shown as a separate component of stockholders equity.

         During 1999, the Company issued 1,791,395 shares of common stock. The issuance and the effect on certain capital accounts are as follows:

                                                                                     Additional
                                          Number                       $0.001         Paid-in
                                         of Shares        Price      Par Value        Capital           Total
                                        -----------       -----       -------       -----------      -----------
Balances as of December 31, 1998          5,898,867                   $ 5,899       $ 4,584,932      $ 4,590,831
                                        -----------                   -------       -----------      -----------
Unrestricted stock:
   Issued for services                       16,000        2.50            16            39,984           40,000
   Issued for cash                          234,000        1.00           234           233,766          234,000
   Issued for cash                           50,000        1.00            50            49,950           50,000
                                        -----------                   -------       -----------      -----------
          Total unrestricted stock          300,000                       300           323,700          324,000
                                        -----------                   -------       -----------      -----------
Restricted stock:
   Acquisition of Capital Funding           221,664        7.00           222         1,551,426        1,551,648
   Conversion of debentures                  52,940       4.611            53           244,052          244,105
   Conversion of debentures                  52,966       4.610            53           244,120          244,173
   Conversion of debentures                  46,354       5.675            46           263,012          263,058
   Awards to employees                      151,300        1.00           151           151,149          151,300
   Debenture fees                           185,500        6.53           185         1,211,443        1,211,628
   Acquisition of Jupiter                   360,750        6.93           361         2,499,639        2,500,000
   Issued for cash                          160,900        1.00           161           160,739          160,900
   Issued for cash                           77,000        2.00            77           153,923          154,000
   Issued for cash                          176,821       3.375           177           596,590          596,767
   Issued for services                        5,200       3.375             5            17,545           17,550
                                        -----------                   -------       -----------      -----------
          Total restricted stock          1,491,395                     1,491         7,093,638        7,095,129
                                        -----------                   -------       -----------      -----------
 Total shares issued in 1999              1,791,395                     1,791         7,417,338        7,419,129
                                        -----------                   -------       -----------      -----------

Other increases to additional
 paid-in capital                                                           --           496,283          496,283
                                                                      -------       -----------      -----------
Balances as of December 31, 1999          7,690,262                   $ 7,690      $ 12,498,553     $ 12,506,243
                                        ===========                 =========      ============     ============


CONTINGENT STOCK ISSUES

DOW GUARANTEE

         In conjunction with the acquisition of Dow in July 1998, the Company agreed to an aggregate value guarantee for the 550,000 shares of the Company's common stock issued in that transaction. If, at such time a registration statement has been declared effective by the U.S. Securities and Exchange Commission (the initial measurement date) and the value of the shares at that date is not at least $2,750,000, then the Company shall issue additional shares of its common stock so that the total shares received by the former Dow shareholders multiplied by the then fair market value (as defined) equals $2,750,000. There is also an additional measurement date if an underwriter of a public offering of the Company's stock imposes a lock-up on the stock issued to the former Dow shareholders; this date is one year after the expiration of the lock-up period, and the adjustment formula is similar to the initial formula. As of March 31, 2000, no shares are due to the former shareholders of Dow, as the event to trigger the initial measurement date has not occurred.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




NOTE 9 - STOCKHOLDERS' EQUITY (continued)

CAPITAL FUNDING

         In conjunction with the acquisition of Capital Funding on January 29, 1999, the Company agreed to an aggregate value guarantee for the 221,664 shares of the Company's common stock issued in that transaction. If the value of the shares issued in the acquisition are not at least $6.42 per share on January 29, 2000, the Company must issue additional shares so that the total shares received multiplied by the then market value (as defined) equals this guaranteed amount. As of January 29, 2000, the first year anniversary of this transaction the value of the shares issued in the acquisition were less than $6.42 per share. The maximum shares issuable pursuant to this provision, as of the January 29, 2000 measurement date, is 489,878 shares. The Company is currently in negotiations with the former Capital Funding shareholders regarding this matter and others, and as of March 31, 2000, a final resolution has not been made.

JUPITER MORTGAGE

         In conjunction with the acquisition of Jupiter on August 18, 1999, the Company agreed to an aggregate value guarantee for the 360,750 shares of the Company's common stock issued in that transaction. If the value of the shares issued in the acquisition are not at least $7.00 per share at the first anniversary of the transaction, i.e. August 2000, the Company must issue additional shares so that the total shares received multiplied by the then market value (as defined) equals this guaranteed amount. As of March 31, 2000, no shares are due to the former shareholders of Jupiter, as the anniversary date has not occurred.

VISTRA GROWTH PARTNERS, INC.

         In February 2000, AMSE entered into a termination agreement with its former financial advisor, Vistra Growth Partners, Inc; and Louis Weltman. The number of shares potentially to be issued was determined based on Vistra's efforts and services prior to the termination and were to be earned upon the closing of certain open matters. Management believes that it is probable that some or all of these shares may not be issued. If all the events as defined in the termination agreement were to be concluded as contemplated and the former financial advisor were to comply with other material aspects of the agreement the Company could issue up to 1,092,857 shares. All such shares would be restricted and subject to conditions regarding voting rights and re-sale. Since February 2000 certain of the trigger events have undergone changes in both structure and certainty. Therefore, management now believes that the number of shares ultimately issued could be substantially less than named in the document.

STOCK PURCHASE AGREEMENT, DEBENTURES, AND WARRANTS

         As described in Note 5, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued $2,500,000 of 3% convertible debentures, which are due on May 6, 2002, and common stock purchase warrants for 34,383 shares at $8.70 per share, which expire on May 31, 2004. Warrants were also issued to placement agents involved in this transaction in the aggregate of 17,241 warrants with an exercise price of $8.70 and an expiration date of May 31, 2004. The Securities Purchase Agreement, among other terms, allows the Company to require the buyer to purchase additional convertible debentures up to $7,500,000, as long as AMSE's stock price remains above $ 5.75 per share. The holder of the debentures may take the interest in either cash or Company common stock. The debentures are convertible into common stock at the option of the holder. The conversion price is the lower of (a) $8.70 per share, or (b) 85% of the average closing bid price for the common stock for five of the past 20 trading days ending immediately before the conversion. In connection with the placement of this convertible debenture, the Company issued 185,548 shares of common stock and paid $268,800 in fees to consultants and placement agents, which resulted in additional costs recognized of approximately $1,491,600.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




NOTE 9 - STOCKHOLDERS' EQUITY (continued)

         In October 1999, the debenture holder converted $750,000 of the principal of the debenture into 152,260 shares of the Company's common stock. Interest expense associated with the conversion was approximately $1,300 and was paid by the issuance of shares of common stock.

         Subsequent to December 31, 1999, an additional $613,995 of the principal of the debenture was converted by the debenture holder into 372,223 shares of the Company common stock.

      RESTRICTED STOCK AWARDS

         During 1999, a total of 151,300 restricted shares of the Company's common stock were granted to certain employees with a market value of $151,300. This amount was recorded as unearned compensation, restricted stock and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the three-year vesting period and, net of forfeitures, amounted to $46,486 in 1999.

      STOCK OPTION PLAN

         On March 15, 1999, the shareholders of the Company approved the adoption of a stock option plan. The plan calls for a maximum of 2,000,000 incentive stock options and 500,000 non-qualified stock options to be issued, at the discretion of the Board of Directors, over the next ten years. As of March 31, 2000, no options have been granted.

         Terms of the options, when issued, are as follows: (a) for non-qualified options, the term of the option may not exceed ten years, the options may be granted to any eligible person with the remaining terms to be determined by the designated Board Committee; and (b) for incentive options, the term of the option may not exceed ten years, the exercise price may not be less than the fair market value of the optioned share on the date of grant, the option may contain vesting provisions, and the option may contain other terms to be determined by the designated Board Committee.

         When options are granted under this plan, the Company will account for such options under SFAS No. 123 which requires entities that account for awards of stock-based compensation to employees in accordance with APB 25 to present pro forma disclosures of results of operations and earnings per share. This pro forma disclosure presents the results of operations as if compensation cost was measured at the date of grant based on the fair value of the award. The fair value for options will be estimated, at the date of grant, using a Black-Scholes option pricing model. The Black-Scholes option pricing model uses the following weighted-average assumptions, (a) a risk-free interest rate, (b) a dividend yield, (c) a volatility factor of the expected market price of the Company's common stock and (d) the weighted-average expected life of the options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases office space in various locations as well as certain office equipment and a vehicle. Future minimum lease payments subsequent to December 31, 1999 under these operating leases are as follows: $329,632 in 2000, $286,991 in 2001, $179,112 in 2002, $138,026 in 2003 and $92,004 in 2004. Rent
expense for the years ended December 31, 1999 and 1998 $415,224 and $60,841, respectively.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998





NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

LITIGATION

         From time to time, the Company is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Company. At December 31, 1999, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Company.

         In December 1998, the Company advanced $250,000 to a then potential acquisition target pursuant to a promissory note. The note is secured by 263,445 unrestricted and 2,148,500 restricted shares of the target's stock, which have an aggregate value of approximately $361,000 at December 31, 1999. The note is non-interest bearing and presently has no due date. The Company has commenced litigation to collect the note. This note is recorded as other assets on the accompanying balance sheet at December 31, 1999 and 1998.

      PRIVATE PLACEMENT OFFERING

         On October 8, 1999, the Company engaged a placement agent in connection with a private placement offering of up to $50 million of debt and equity securities (the "Offering"). For the year ended December 31, 1999 the Company has expended approximately $40,000 in connection with the Offering. The terms of Offering are as follows: (a) a placement fee equal to 10% of the gross capital raised, (b) warrants to purchase up to 10% of the number of shares or securities sold with an exercise price equal to 120% of the price paid by investors, (c) payment of miscellaneous expenses equal to 2% of the Offering amount and (d) a termination fee equal to $100,000 if the Company terminates the agreement within six months from the above date. If the Offering is not completed within the first six month period the agreement will automatically renew for a successive period of six months unless either party terminates the agreement.


NOTE 11 - NET LOSS PER COMMON SHARE

         For the years ended December 31, 1999 and 1998, basic and diluted weighted average common shares include only common shares outstanding. The inclusion of common share equivalents would be anti-dilutive and, as such, they are not included. However, the common stock equivalents, if converted, would have increased common shares outstanding at December 31, 1999 by 869,123 shares. There were no common stock equivalents at December 31, 1998.

         A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

                                                                          1999             1998
                                                                      ----------       ----------
         Common shares outstanding at December 31, 1999 and 1998       7,690,262        5,898,867
         Effect of weighting                                            (781,017)      (1,049,620)
                                                                      ----------       ----------
                   Weighted average common shares outstanding          6,909,245        4,849,247
                                                                      ==========       ==========


           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED UNAUDITED PROFORMA STATEMENTS OF OPERATIONS INCLUDING JUPITER
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                                          1/01/99 to       1/01/99 to
                                       Historic            1/31/99           8/18/99                               Proforma
                                         AMSE               CFSF             Jupiter          Adjustments        Consolidated
                                     ------------       ------------       ------------       ------------       ------------
Revenues:                            $  4,723,697       $     58,469       $  1,771,773                          $  6,553,939

Expenses:
   Payroll and related expenses         4,024,889             58,089          1,103,902                             5,186,880
   Administrative, processing,
     and occupancy                      2,996,515             37,191            822,308                             3,856,014
   Debenture Financing Costs            1,491,628                 --                 --                             1,491,628
   Impairment charges                   3,259,311                 --                                                3,259,311
   Goodwill amortization                  194,163                 --                 --            172,047 (a)        366,210
                                     ------------       ------------       ------------       ------------       ------------
TOTAL EXPENSES                         11,966,506             95,280          1,926,210            172,047         14,160,043
                                     ------------       ------------       ------------       ------------       ------------
PROFIT (LOSS) FROM OPERATIONS          (7,242,809)           (36,811)          (154,437)          (172,047)        (7,606,104)
                                     ------------       ------------       ------------       ------------       ------------
Interest Expense (Net)                    519,031                 --                --                                519,013
                                                                                                                 ------------

PROFIT (LOSS) BEFORE INCOME TAXES      (7,761,840)           (36,811)          (154,437)          (172,047)        (8,125,135)

PROVISION FOR INCOME TAXES                     --                 --                 --                                   --
                                     ------------       ------------       ------------       ------------       ------------
NET PROFIT (LOSS)                    $ (7,761,840)          (36,811)       $   (154,437)          (172,047)      $ (8,125,135)
                                     ============       ============       ============       ============       ============


(a) To annualize goodwill as if this acquisition took place on January 1, 1999.

           AMERICA'S SENIOR FINANCIAL SERVICES,INC. AND SUBSIDIARIES CONSOLIDATED UNAUDITED PROFORMA BALANCE SHEET AT DECEMBER 31, 1998

                                                                                                                   Proforma
                                                           AMSE         CFSF         Jupiter      Adjustments    Consolidated
                                                        -----------    ---------     ---------    -----------     -----------
       Assets:
       Cash and cash equivalents                          $ 195,728     $ 23,543     $ 214,835                     $ 434,106
       Brokerage fee's receivable                            49,853       45,828        67,714                       163,395
       Notes & Other Receivable                              22,618      106,000                                     128,618
       Employee advances                                     70,528           --         7,628                        78,156
       Prepaid expenses                                      46,699           --           889                        47,588
       Property and equipment, net                          254,783       79,983        66,865                       401,631
       Other Assets                                         319,940       67,739        11,334       (319,940)a       79,073
       Goodwill, Net                                      3,348,215           --                    4,763,398 a    8,111,613
                                                        -----------    ---------     ---------    -----------     -----------
               Total Assets                             $ 4,308,364    $ 323,093     $ 369,265                   $ 9,444,180

       Liabilities:
       Current portion of long-term debt                    $ 5,798    $ 110,454      $ 93,609                     $ 209,861
       Accounts payable and accrued expenses                173,904       60,909         4,452        143,871        383,136
       Commission payable                                    49,054       17,873            --                        66,927
       Income taxes payable                                      --           --            --                            --
       Long-Term debt, less current portion                  13,287           --            --                        13,287
                                                        -----------    ---------     ---------    -----------     -----------
               Total Liabilities                            242,043      189,236        98,061                       673,211

       Stockholders' Equity:
       Common Stock                                           5,899        2,000         1,000            599 a        9,498
       Additional paid-in capital                         4,584,932       59,369       124,106      4,517,574 a    9,285,981
       Retained earnings                                    (58,177)     (46,318)       28,650         17,668 a      (58,177)
       Income YTD                                          (399,266)     118,806       117,448       (236,254)a     (399,266)
       Unearned Compensation - restricted stock             (67,067)          --            --                       (67,067)
                                                        -----------    ---------     ---------    -----------     -----------
               Total stockholders' equity                 4,066,321      133,857       271,204                     8,770,969
                                                        -----------    ---------     ---------    -----------     -----------
               Total liabilities and stockholders'
                   equity                               $ 4,308,364    $ 323,093     $ 369,265                   $ 9,444,180
                                                        ===========    =========     =========    ===========     ===========



a- To record estimated purchase accounting entry as if the Capital & Jupiter acquisition took place on December 31, 1998.

           AMERICA'S SENIOR FINANCIAL SERVICES,INC. AND SUBSIDIARIES
 PROFORMA CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AT DECEMBER 31, 1998



                                               1998      01/01/98 to      1998           1998
                                             Historic     7/31/98       Historic       Historic                       Proforma
                                               AMSE         DOW           CFSF         Jupiter        Adjustments   Consolidated
                                            -----------  -----------   -----------    -----------     -----------    -----------

       Revenues:                            $ 1,797,632  $ 1,490,249   $ 1,426,919    $ 2,746,104                    $ 7,460,904
                                            -----------  -----------   -----------    -----------    -----------     -----------
       Expenses:
          Payroll and related expenses        1,335,488      822,372       826,415      1,632,728                      4,617,003
          Administrative, processing,
             and occupancy                      722,828      630,023       476,956        995,928                      2,825,735
          Acquisition costs                      14,969           --            --             --                         14,969
          Employee recruitment                   50,333           --            --             --                         50,333
          Goodwill amortization                  71,239           --            --             --        359,859 (a)     431,098
                                            -----------  -----------   -----------    -----------    -----------     -----------

       TOTAL EXPENSES                         2,194,857    1,452,395     1,303,371      2,628,656        359,859       7,939,138
                                            -----------  -----------   -----------    -----------    -----------     -----------

       PROFIT (LOSS) FROM OPERATIONS           (397,225)      37,854       123,548        117,448       (359,859)       (478,234)
                                            -----------  -----------   -----------    -----------    -----------     -----------

       INTEREST EXPENSE (NET)                     2,041       16,094         4,742             --                         22,877
                                            -----------  -----------   -----------    -----------    -----------     -----------

       PROFIT (LOSS) BEFORE INCOME TAXES       (399,266)      21,760       118,806        117,448       (359,859)       (501,111)

       PROVISION FOR INCOME TAXES                    --           --            --             --                              0
                                            -----------  -----------   -----------    -----------    -----------     -----------
       NET PROFIT (LOSS)                     $ (399,266)    $ 21,760     $ 118,806      $ 117,448     $ (359,859)     $ (501,111)
                                            ===========  ===========   ===========    ===========    ===========     ===========



(a) To annualize goodwill as if these acquisition's took place on January 1, 1998.