Form 10QSB
period 2000-03-31
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2000-05-15
CIK 1052994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

         As of April 30, 2000, the Company had a total of 8,958,942 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

         Transitional Small Business Disclosure Format:   Yes  [ ]     No  [X]

                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
        PART I
        Item 1. Financial Statements.....................................................................................3

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................................................................4

        PART II

        Item 2. Changes in Securities....................................................................................6

        Item 6. Exhibits and Reports on Form 8-K.........................................................................6

        SIGNATURES.......................................................................................................7

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Note 1. Basis of Presentation

         The unaudited, condensed, consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain reclassifications have been made to the 1999 financial information to conform to the presentation used in 2000. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-KSB as originally filed with the Securities and Exchange Commission on April 14, 2000.

Note 2. Loss Per Share

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted losses per share for all periods presented are the same since the Company's convertible debentures, stock options, and warrants are anti-dilutive.

Note 3. Income Taxes

         The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." In accordance with this statement, the Company records a valuation allowance so that the deferred tax asset balance reflects the estimated amount of deferred tax assets that may be realized. Therefore, the deferred tax assets generated by the net losses in the periods presented have been offset in their entirety by a deferred tax asset valuation allowance.

Note 4. Convertible Debentures

         In May 1999, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued $2,500,000 of 3% convertible debentures, which are due May 6, 2002, and common stock purchase warrants for 34,383 shares at $8.70 per share, which expire May 31, 2004. The Securities Purchase Agreement, among other terms, allows the Company to require the buyer to purchase additional convertible debentures up to $7,500,000, if certain criteria are met with regard to the trading prices and activity of the Company's common stock. Currently, these criteria are not met and the Company may not require the buyer to purchase additional debentures. The holder of the debentures may take the interest in either cash or Company common stock. The debentures are convertible into common stock at the option of the holder, and are converted at a price of the lower of (a) $8.70 per share, or (b) 85% of the average closing bid price for the common stock for 5 of the 20 trading days ending immediately before the conversion. At the time the Company entered into this agreement the debentures would be convertible at $6.16 per share of the Company's common stock.

During 1999, the debenture holder converted $750,000 worth of debentures into 152,260 common shares. During the first three months ended March 31, 2000, the debenture holder converted another $613,995 in principal and $62,032 in interest and penalty into 398,497 common shares.

Note 5, Loans held for Sale/ Warehouse Line of Credit

          As part of Jupiter Mortgage Corporation acquisition, completed in August 1999, the Company obtained certain loan funding credit facilities. As a result, the balance sheet of the Company includes a "Warehouse line of credit" and "loans held for sale." The warehouse line of credit is used to fund loans as they are produced, and this line of credit is secured by the mortgages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Revenues for the three-month period ending March 31, 2000 increased to $1,498,793 from $959,932 for the three-month period ending March 31, 1999. This growth in revenues was primarily attributable to the contributions of the Jupiter Mortgage Corporation ("Jupiter") subsidiary, whose results were not part of AMSE's 1999 results. See the Pro-forma financial statements including Jupiter, presented on page F-5 herein for the three months ended March 31, 1999.

Total Expenses for the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 increased to $1,863,079 from $1,123,889. This increase in expenses was partially attributable to the inclusion of the

Jupiter subsidiary, which was not a part of AMSE during the first quarter of 1999, and Capital Funding which was a part of AMSE for only two of the three months ended March 31, 1999.

Total Other Expenses for the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 decreased to $12,708 from $13,647, this decrease is due primarily to an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently managing the payment of our current liabilities and obligations on a monthly basis as cash becomes available. Based on the current success in raising capital from investors, the costs of operations may increase as these funds are invested to enhance operations. We believe that our current negative cash flow from operations is approximately $50,000 per month.

         The Company issued $2,500,000 of convertible debentures in May 1999. Each debenture is convertible into common stock. The number of shares of common stock that may be issued upon conversion of the debentures depends upon the market price of our common stock at the time of the conversion. Based upon the recent price of common stock of approximately $0.20, if the debentures were converted into common stock, the Company would issue 6,682,382 shares of common stock. Subject to certain criteria regarding trading price and activity of the Company's common stock, the Company may issue up to $7,500,000 of additional convertible debentures, these criteria are not currently met. During 1999, the Company also issued warrants to purchase 34,483 shares of our common stock to the purchaser of the debentures and will issue more warrants in the event of the sale of additional debentures. The material risk associated with this type of debenture is that the Company's recent historically low stock price could have a significant dilutive effect upon future conversions of the principle amount of the debenture.

"Y2K" ISSUE

The Company believes it is in full compliance with the "Y2K" issue. The Company operates internal Local Area Networks for all of its computer operations and all the software and substantially all the hardware in use appears to have successfully passed through the new year without disruption. The Company has had no interruption from its vendors that have interfered with the Company's operations. Management of the Company believes that the "Y2K" issue has not had a material effect on the Company's business, results of operations or financial condition.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES

         During the first quarter of 2000, the Company issued 1,268,680 shares of our common stock. 19,900 shares were issued to employees as restricted stock grants to vest over a period of three years. 398,497 shares were issued in connection with the conversion of principal, interest and a penalty on the convertible debenture outstanding. 208,333 shares were issued in connection with a private placement of our common stock for $112,500, and 541,950 shares were issued to advisors and consultants. The Company also issued 100,000 shares as a good faith deposit in connection with two possible acquisitions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         1.       Financial Statements begin on page F-1.

         2.       Exhibits:

                  27       Financial Data Schedule.

         (b) Reports on Form 8-K.


         1. A form 8-K was filed as of February 3, 2000 to announce the pending acquisitions of Senior Income Reverse Mortgage Corporation and Pinnacle Financial Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.

Dated: May 12, 2000                 By: /s/ NELSON A. LOCKE
                                        --------------------------------------
                                            Nelson A. Locke, President
                                            Chief Executive Officer

                                     By: /s/ JACE SIMMONS
                                        --------------------------------------
                                             Jace Simmons
                                             Chief Financial Officer
                                             Principal Accounting Officer

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             31-Mar-00              31-Dec-99
                                                                             ---------              ---------
                                                                            (Unaudited)
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $     76,446          $    402,373
   Brokerage fees receivable                                                     247,243               214,604
   Employee advances                                                             180,033               175,714
   Mortgage loans held for sale                                                5,012,800             2,389,162
   Due from shareholder                                                               --                20,734
   Prepaid expenses                                                              156,302                56,851
   Other current assets                                                           25,000                72,302
                                                                            ------------          ------------
         TOTAL CURRENT ASSETS                                                  5,697,824             3,331,740
                                                                            ------------          ------------
PROPERTY AND EQUIPMENT, net                                                      418,717               442,897
                                                                            ------------          ------------
OTHER ASSETS
   Goodwill, net                                                               5,032,369             5,096,841
   Due from related parties                                                      112,000               112,000
   Notes receivable                                                              250,000               250,000
   Other assets                                                                  683,471               561,536
                                                                            ------------          ------------
         TOTAL OTHER ASSETS                                                    6,077,840             6,020,377
                                                                            ------------          ------------
         TOTAL                                                              $ 12,194,381          $  9,795,014
                                                                            ============          ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease obligations          $     19,136          $     24,934
   Lines of credit                                                               583,837               366,298
   Warehouse lines of credit                                                   4,957,268             2,639,192
   Accounts payable                                                              453,998               394,752
   Accrued liabilities                                                           245,231               418,634
   Other current liabilities                                                      29,000                29,291
                                                                            ------------          ------------
         TOTAL CURRENT LIABILITIES                                             6,288,470             3,873,101

CAPITAL LEASE OBLIGATIONS, less current portion                                   62,315                56,834
                                                                            ------------          ------------
LONG-TERM DEBT, convertible debentures                                         1,136,005             1,750,000
                                                                            ------------          ------------
LONG-TERM DEBT, less current portion                                                  --                    --
                                                                            ------------          ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value; 10,000,000 shares
    authorized, zero shares issued and outstanding                                    --                    --
    Common stock, $0.001 par value; 25,000,000 shares
    authorized, shares issued and outstanding, 9,083,942
    at March 31, 2000 and 7,690,262 at December 31, 1999                           8,959                 7,690
   Additional paid-in capital                                                 13,466,224            12,498,553
   Retained earnings (deficit)                                                (8,596,277)           (8,219,283)
   Unearned compensation - restricted stock                                     (171,315)             (171,881)
                                                                            ------------          ------------
         TOTAL STOCKHOLDERS' EQUITY                                            4,707,591             4,115,079
                                                                            ------------          ------------
         TOTAL                                                              $ 12,194,381          $  9,795,014
                                                                            ============          ============




                       See notes to financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                      --------------------------------
                                                           2000                1999
                                                      -----------          -----------
REVENUES                                              $ 1,498,793          $   959,932
                                                      -----------          -----------
EXPENSES:
   Payroll and related expenses                         1,259,006              663,493
   Administrative, processing, and occupancy              539,601              410,679
   Goodwill amortization                                   64,472               49,717
                                                      -----------          -----------
         TOTAL EXPENSES                                 1,863,079            1,123,889
                                                      -----------          -----------
         LOSS FROM OPERATIONS                            (364,286)            (163,957)
                                                      -----------          -----------
OTHER
   Interest income                                         (3,632)                  --
   Interest expense                                        16,340               13,647
                                                      -----------          -----------
         TOTAL OTHER, NET                                  12,708               13,647
                                                      -----------          -----------
         LOSS BEFORE INCOME TAXES                        (376,994)            (177,604)

PROVISION FOR INCOME TAXES                                     --                   --
                                                      -----------          -----------
         NET LOSS                                     $  (376,994)         $  (177,604)
                                                      ===========          ===========
LOSS PER SHARE:
   Basic                                              $    (0.046)         $    (0.028)
                                                      ===========          ===========
   Diluted                                            $    (0.046)         $    (0.028)
                                                      ===========          ===========
   Weighted average common shares outstanding           8,284,328            6,317,434
                                                      ===========          ===========




                       See notes to financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                           --------------------------------
                                                               2000                 1999
                                                           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $  (376,994)         $  (177,604)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                             86,272               67,047
      Common stock issued for services                         155,955                   --
      Common stock issued for deposits                          25,000
      Recognition of restricted stock earned                                          8,198
      Changes in certain assets and liabilities:
         Brokerage fee receivable                              (32,639)             (40,250)
         Employee advances                                      (4,319)             (27,849)
         Prepaid expenses                                      (99,451)             (31,657)
         Other current assets and liabilities, net              47,302                   --
         Accounts payable                                      115,475                6,848
         Accrued liabilities                                  (173,694)                  --
                                                           -----------          -----------
         NET CASH USED IN OPERATING ACTIVITIES                (257,093)            (195,267)
                                                           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of property and equipment                                2,380                5,101
   Acquisition expenditures, net of cash acquired             (121,935)            (452,571)
   Increase in mortgage loans                               (2,623,638)                  --
   Changes in other assets                                          --               (7,592)
                                                           -----------          -----------
         NET CASH USED IN INVESTING ACTIVITIES              (2,743,193)            (455,062)
                                                           -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                 112,292              448,900
   Other capital contributions                                   6,035                   --
   Net Borrowings under lines of credit                      2,535,615                   --
   Borrowing on capital lease obligations                           --               76,230
   Due from shareholder                                         20,734               28,618
   Change in long-term debt                                       (317)
                                                           -----------          -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES           2,674,359              553,748
                                                           -----------          -----------
         NET INCREASE IN CASH AND CASH EQUIVALENTS            (325,927)             (96,581)

CASH AND CASH EQUIVALENTS, beginning of period                 402,373              195,728
                                                           -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                   $    76,446          $    99,147
                                                           ===========          ===========



                       See notes to financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                THREE MONTHS
         (continued)                                           ENDED MARCH 31,
                                                           -----------------------
                                                             2000             1999
                                                           -------         -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash during the period                 $ 4,752         $14,886
                                                           =======         =======
   Income taxes paid in cash during the period             $    --         $    --
                                                           =======         =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
          During January and February 2000, the holder of the convertible debenture bond converted $676,001 of the principal, penalty and accrued interest into 398,497 shares of common stock (see Note 4).
          During  the first  Quarter 2000, the Company recognized $20,466 of expense related to the vesting of restriced stock issued  to employees.
          During the first Quarter 2000, the Company issued 541,950 shares valued at $135,488 for services.
          The Company issued 100,000 shares valued at $25,000, as a deposit on an acquisition candidate.



                       See notes to financial statements

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              PROFORMA STATEMENTS OF OPERATIONS INCLUDING JUPITER
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999

                                                      1/01/99 to     1/01/99 to
                                          HISTORIC     1/31/99        3/31/99                         PROFORMA
                                            AMSE        CFSF(1)       JUPITER      ADJUSTMENTS      CONSOLIDATED
                                            ----      ----------    -----------    -----------      ------------

Revenues:                            $   959,932     $    58,469     $   717,970                    $ 1,736,371
                                     -----------     -----------     -----------      ---------     -----------
Expenses:                                     --
   Payroll and related expenses          663,493          58,089         381,025                      1,102,607
   Administrative, processing,
    and occupancy                        410,679          37,191         330,369                        778,239
   Goodwill amortization                  49,717              --              --         45,087 (a)      94,804
                                     -----------     -----------     -----------      ---------     -----------
TOTAL EXPENSES                         1,123,889          95,280         711,394         45,087       1,975,650
                                     -----------     -----------     -----------      ---------     -----------
PROFIT (LOSS) FROM OPERATIONS           (163,957)        (36,811)          6,576        (45,087)       (239,279)
                                     -----------     -----------     -----------      ---------     -----------
Interest Expense (Net)                    13,647                           2,063                         15,710

PROFIT (LOSS) BEFORE INCOME TAXES       (177,604)        (36,811)          4,513        (45,087)       (254,989)

PROVISION FOR INCOME TAXES                    --              --              --             --              --
                                     -----------     -----------     -----------      ---------     -----------
NET PROFIT (LOSS)                    $  (177,604)    $   (36,811)    $     4,513    $   (45,087)    $  (254,989)
                                     ===========     ===========     ===========      =========     ===========



-------------------

(a)  To annualize goodwill as if this acquisition took place on January 1, 1999.
(1)  Capital Funding of South Florida, Inc. (CFSF).

                       See notes to financial statements