Form 10QSB
period 2000-06-30
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2000-08-04
CIK 1052994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25803

                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                    65-0181535
------------------------------------            -----------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                              9501 N.E. 2nd Avenue
                             Miami Shores, FL 33138
                    ----------------------------------------
                    (Address of principal executive offices)
                                 (305) 751-3232
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                              15544 N.W 77th Court
                             Miami Lakes, Fl. 33016
                                 (305) 828-2599
              ----------------------------------------------------
                      (Former Address and telephone number)

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

         As of June 30, 2000, the Company had a total of 9,110,208 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
        PART I

        Item 1. Financial Statements......................................................................3-9
        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................................................10-11

        PART II

        Item 2. Changes in Securities......................................................................12
        Item 6. Exhibits and Reports on Form 8-K...........................................................12

        SIGNATURES.........................................................................................13


           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      30-JUN-00        31-DEC-99
                                                                    ------------    ------------
                                                                     (Unaudited)
                          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $     64,333    $    402,373
   Brokerage fees receivable                                             217,625         214,604
   Employee advances                                                     182,146         175,714
   Mortgage loans held for sale                                        3,618,019       2,389,162
   Due from shareholder                                                       --          20,734
   Prepaid expenses                                                      157,713          56,851
   Other current assets                                                       --          72,302
                                                                    ------------    ------------
         TOTAL CURRENT ASSETS                                          4,239,836       3,331,740
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, net                                              403,798         442,897
                                                                    ------------    ------------

OTHER ASSETS
   Goodwill, net                                                       4,967,897       5,096,841
   Due from related parties                                              112,000         112,000
   Notes receivable                                                      250,000         250,000
   Other assets                                                           87,900         561,536
                                                                    ------------    ------------
         TOTAL OTHER ASSETS                                            5,417,797       6,020,377
                                                                    ------------    ------------
         TOTAL                                                      $ 10,061,431    $  9,795,014
                                                                    ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease
      obligation                                                    $     20,457    $     24,934
   Lines of credit                                                       413,245         366,298
   Warehouse lines of credit                                           3,582,281       2,639,192
   Accounts payable                                                      623,566         394,752
   Accrued liabilities                                                   262,327         418,634
   Other current liabilities                                                  --          29,291
                                                                    ------------    ------------
         TOTAL CURRENT LIABILITIES                                     4,901,876       3,873,101

CAPITAL LEASE OBLIGATIONS, less current portion                           10,585          56,834
                                                                    ------------    ------------
LONG-TERM DEBT, convertible debentures                                 1,198,895       1,750,000
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value; 10,000,000 shares
   authorized, zero shares issued and outstanding                             --              --
   Common stock, $0.001 par value; 25,000,000 shares
   authorized, shares issued and outstanding, 9,110,208
   at June 30, 2000 and 7,690,262 at December 31, 1999                     9,116           7,690
   Additional paid-in capital                                         13,114,910      12,498,553
   Retained earnings (deficit)                                        (9,028,028)     (8,219,283)
   Unearned compensation - restricted stock                             (145,923)       (171,881)
                                                                    ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                                    3,950,075       4,115,079
                                                                    ------------    ------------
         TOTAL                                                      $ 10,061,431    $  9,795,014
                                                                    ============    ============



                       See notes to financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS                       SIX MONTHS
                                                           ENDED JUNE 30,                     ENDED JUNE 30,
                                                   -----------------------------       -----------------------------
                                                       2000             1999               2000             1999
                                                   -----------       -----------       -----------       -----------
REVENUES                                           $ 1,904,410       $ 1,010,756       $ 3,403,203       $ 1,970,688
                                                   -----------       -----------       -----------       -----------

EXPENSES:
   Payroll and related expenses                      1,259,341           656,894         2,518,347         1,312,189
   Administrative, processing, and occupancy         1,311,098           574,985         1,850,699           993,862
   Goodwill amortization                                64,472            66,320           128,944           125,052
                                                   -----------       -----------       -----------       -----------
         TOTAL EXPENSES                              2,634,911         1,298,199         4,497,990         2,431,103
                                                   -----------       -----------       -----------       -----------
         LOSS FROM OPERATIONS                         (730,501)         (287,443)       (1,094,787)         (460,415)
                                                   -----------       -----------       -----------       -----------

OTHER
   Interest income                                          --                --            (3,600)               --
   Interest expense                                     25,677             5,659            41,985            19,306
                                                   -----------       -----------       -----------       -----------
         TOTAL OTHER, NET                               25,677             5,659            38,385            19,306
                                                   -----------       -----------       -----------       -----------
         LOSS BEFORE INCOME TAXES                     (756,178)         (293,102)       (1,133,172)         (479,721)

PROVISION FOR INCOME TAXES                                  --                --                --                --
                                                   -----------       -----------       -----------       -----------
         NET LOSS                                  $  (756,178)      $  (293,102)    $  (1,133,172)      $  (479,721)
                                                   ===========       ===========       ===========       ===========

LOSS PER SHARE:
   Basic                                           $    (0.084)      $    (0.043)      $    (0.131)      $    (0.073)
                                                   ===========       ===========       ===========       ===========
   Diluted                                         $    (0.084)      $    (0.043)      $    (0.131)      $    (0.073)
                                                   ===========       ===========       ===========       ===========
   Weighted average common shares outstanding        8,958,942         6,773,361         8,659,083         6,546,657
                                                   ===========       ===========       ===========       ===========


                       See notes to financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                 SIX MONTHS
                                                               ENDED JUNE 30,
                                                        -----------------------------
                                                            2000             1999
                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $(1,133,172)      $  (479,721)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                         172,546           164,175
      Common stock issued for services                      161,486            19,229
      Common stock issued for deposits                       25,000
      Changes in certain assets and liabilities:
         Brokerage fee receivable                            (3,499)          (57,109)
         Employee advances                                   (6,432)          (52,509)
         Prepaid expenses                                   (75,863)          (70,804)
         Other current assets and liabilities, net           60,719                --
         Accounts payable                                   277,334           161,533
         Accrued liabilities                               (173,694)               --
                                                        -----------       -----------
         NET CASH USED IN OPERATING ACTIVITIES             (695,575)         (315,206)
                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase/Sale of property and equipment                    (4,503)         (119,775)
   Acquisition expenditures, net of cash acquired           460,219          (452,571)
   Increase in mortgage loans                            (1,228,857)               --
   Changes in other assets                                       --          (626,873)
                                                        -----------       -----------
         NET CASH USED IN INVESTING ACTIVITIES             (773,141)       (1,199,219)
                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net              112,292           598,948
   Other capital contributions                                6,035                --
   Net Borrowings under lines of credit                     990,036                --
   Borrowing on capital lease obligations                        --
   Due from shareholder                                      20,734           (22,618)
   Change in long-term debt                                   1,579         2,678,561
                                                        -----------       -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES        1,130,676         3,254,891
                                                        -----------       -----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS         (338,040)        1,740,466

CASH AND CASH EQUIVALENTS, beginning of period              402,373           195,728
                                                        -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                $    64,333       $ 1,936,194
                                                        ===========       ===========




                       See notes to financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             SIX MONTHS
         (continued)                                       ENDED JUNE 30,
                                                        -------------------
                                                          2000        1999
                                                        -------      ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash during the period              $ 7,194      $3,623
                                                        =======      ======
   Income taxes paid in cash during the period          $    --      $   --
                                                        =======      ======

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

      During the second Quarter 2000, the Company issued 157,266 shares valued at $28,845 for services.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS INCLUDING JUPITER
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999



                                                                     1/01/99 TO   1/01/99 TO
                                                       HISTORIC        1/31/99     6/30/99                              PROFORMA
                                                         AMSE          CFSF (1)    JUPITER       ADJUSTMENTS          CONSOLIDATED
                                                         ----          --------    -------       -----------          ------------
REVENUES                                               1,970,688        58,469     1,463,230                            3,492,387

EXPENSES:
   Payroll and related expenses                        1,312,189        58,089       886,818                            2,257,096
   Administrative, processing, and occupancy             993,862        37,191       562,446                            1,593,499
   Goodwill amortization                                 125,052                                     90,174  (a)          215,226

TOTAL EXPENSES                                         2,431,103        95,280     1,449,264         90,174             4,065,821

LOSS FROM OPERATIONS                                    (460,415)      (36,811)       13,966        (90,174)             (573,434)

   Interest expense net                                   38,385                       5,298                               43,683

PROFIT (LOSS) BEFORE INCOME TAXES                       (498,800)      (36,811)        8,668        (90,174)             (617,117)

PROVISION FOR INCOME TAXES

NET PROFIT (LOSS)                                       (498,800)      (36,811)        8,668        (90,174)             (617,117)



(a) To annualize goodwill as if this acquisition took place on January 1, 1999.
(1) Capital Funding of South Florida, Inc. (CFSF)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Note 1, Basis of Presentation

         The unaudited, condensed, consolidated financial statements included herein, commencing at page 3, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain reclassifications have been made to the 1999 financial information to conform to the presentation used in 2000. Results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2000.

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

Currently, these criteria are not met and the Company may not require the buyer to purchase additional debentures. The holder of the debentures may take the interest in either cash or Company common stock. The debentures are convertible into common stock at the option of the holder, and are converted at a price of the lower of (a) $8.70 per share, or (b) 85% of the average closing bid price for the common stock for 5 of the 20 trading days ending immediately before the conversion. At the time the Company entered into this agreement the debentures would be convertible at $6.16 per share of the Company's common stock. The Company and the debenture holder are currently negotiating to restructure this agreement. While this is ongoing requests for additional conversions have been suspended.

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

Note 6, Secured Convertible Demand Promissory Note

During the second quarter the company paid off several outstanding lines of credit, retiring $210,000 in short term debt. The Company executed a secured convertible demand promissory note with a third party, which retired the above mentioned lines of credit and provided the Company with additional working capital. The Company also funded certain types of loans through such third party's mortgage subsidiary.

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

RESULTS OF OPERATIONS

Revenues for the three-month period ending June 30, 2000 increased by 88% to $1,904,411, up from $1,010,756 for the three-month period ending June 30, 1999. This growth in revenues is primarily attributable to the contribution of the Jupiter Mortgage Corporation ("Jupiter") subsidiary, which was acquired by the Company in August 1999 and whose results were not a part of the Company's 2nd quarter 1999 results. Revenues for the six-month period ending June 30, 2000 increased by 73% to $3,403,203, up from $1,970,688 for the six-month period ending June 30, 1999. Jupiter Mortgage Corporation was the primary factor for this increase. Revenues for Jupiter Mortgage Corporation for the six-month's ended June 30, 2000 increased by 64% to $2,397,844 up from $1,463,230 for the six-month period ending June 30, 1999. See the Pro-forma financial statements including Jupiter, presented on page 7 herein for the six months ended June 30, 1999.

Total Expenses for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 increased to $2,634,911 from $1,298,199. This increase in expenses is partially attributable to the inclusion of the Jupiter subsidiary, which was not a part of the Company during the second quarter of 1999. In addition the Company, pursuant to terms of those certain acquisition agreements with Senior Income Reverse Mortgage Corporation and Pinnacle Financial Corporation, wrote down the acquisition costs and deposits related thereto, as these acquisitions were not consummated and the agreements terminated pursuant to their terms. These costs were approximately $591,000. Total Expenses for the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999 increased to $4,497,990 from $2,431,103. Jupiter Mortgage Corporation was the primary factor for this increase, as it was not a part of the Company's 1999 results.

During the second quarter of 2000, the Company closed selected offices and eliminated certain positions. With respect to these closures the Company negotiated several lease settlements and disposed of assets related to these shuttered locations.

Total Other Expenses for the three-month period ended June 30, 2000, compared to the three-month period ended June 30, 1999 increased to $25,677 from $5,659. This increase is due to an increase in interest expense. Total Other Expenses for the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999 increased to $38,385 from $19,306.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently managing the payment of our current liabilities and obligations on a monthly basis as cash becomes available. Although no assurances can be made for future periods, based on our June results and the results in general from the second quarter 2000, the Company believes that it is now cash flow neutral. During the second quarter, the Company paid off several outstanding lines of credit, retiring $210,000 in short term debt. The Company executed a secured convertible demand promissory note with a third party, which retired the above mentioned lines of credit and provided the Company with additional working capital. The Company also funded certain types of loans through such third party's mortgage subsidiary.

         The Company issued $2,500,000 of convertible debentures in May 1999. Each debenture is convertible into common stock. The number of shares of common stock that may be issued upon conversion of the debentures depends upon the market price of our common stock at the time of the conversion. Based upon the recent price of common stock of approximately $0.20, if the debentures were converted into common stock, the Company would issue 6,682,382 shares of common stock. Subject to certain criteria regarding trading price and activity of the Company's common stock, the Company may issue up to $7,500,000 of additional convertible debentures. These criteria are not currently met. During 1999, the Company also issued warrants to purchase 34,483 shares of our common stock to the purchaser of the debentures and will issue more warrants in the event of the sale of additional debentures. The material risk associated with this type of debenture is that the Company's recent historically low stock price could have a significant dilutive effect upon future conversions of the principle amount of the debenture. The Company and the debenture holder are currently negotiating to restructure this agreement. While this is ongoing requests for additional conversions have been suspended.