Form 10QSB
period 2000-09-30
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2000-11-09
CIK 1052994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25803

                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                       65-0181535
----------------------------------              ----------------------------
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

         As of September 30, 2000, the Company had a total of 9,664,391 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000



                                      INDEX

                                                                                           PAGE NO.
                                                                                           --------
        PART I

        Item 1. Financial Statements............................................................3-9
        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................................10-11

        PART II

        Item 1. Legal Proceedings................................................................12
        Item 5. Other Information................................................................12
        Item 6. Exhibits and Reports on Form 8-K.................................................12

        SIGNATURES...............................................................................13


           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                     30-Sep-00        31-Dec-99
                                                                   ------------         ------------
                                                                            (Unaudited)
                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $     54,752         $    402,373
   Brokerage fees receivable                                            182,522              214,604
   Employee advances                                                    170,697              175,714
   Mortgage loans held for sale                                       2,709,302            2,389,162
   Due from shareholder                                                      --               20,734
   Prepaid expenses                                                     151,030               56,851
   Other current assets                                                      --               72,302
                                                                   ------------         ------------

         TOTAL CURRENT ASSETS                                         3,268,303            3,331,740
                                                                   ------------         ------------

PROPERTY AND EQUIPMENT, net                                             387,746              442,897
                                                                   ------------         ------------

OTHER ASSETS
   Goodwill, net                                                      4,903,425            5,096,841
   Due from related parties                                             112,000              112,000
   Notes receivable                                                     250,000              250,000
   Other assets                                                          83,759              561,536
                                                                   ------------         ------------

         TOTAL OTHER ASSETS                                           5,349,184            6,020,377
                                                                   ------------         ------------


         TOTAL                                                     $  9,005,233         $  9,795,014
                                                                   ============         ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and capital                      $ 17,488l         $     24,934
   Lines of credit                                                      473,104              366,298
   Warehouse lines of credit                                          2,683,594            2,639,192
   Accounts payable                                                     641,527              394,752
   Accrued liabilities                                                  262,327              418,634
   Other current liabilities                                                 --               29,291
                                                                   ------------         ------------

         TOTAL CURRENT LIABILITIES                                    4,078,040            3,873,101

CAPITAL LEASE OBLIGATIONS, less current                                  49,822               56,834
                                                                   ------------         ------------

LONG-TERM DEBT, convertible debentures                                1,153,045            1,750,000
                                                                   ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value; 10,000,000 shares
   authorized, zero shares issued and outstanding                            --                   --
   Common stock, $0.001 par value; 25,000,000 shares
   authorized, shares issued and outstanding, 9,664,391
   at September 30, 2000 and 7,690,262 at December 31, 1999              11,424                7,690
   Additional paid-in capital                                        13,180,760           12,498,553
   Retained earnings (deficit)                                       (9,362,693)          (8,219,283)
   Unearned compensation - restricted stock                            (105,165)            (171,881)
                                                                   ------------         ------------

         TOTAL STOCKHOLDERS' EQUITY                                   3,724,326            4,115,079
                                                                   ------------         ------------

         TOTAL                                                     $  9,005,233         $  9,795,014
                                                                   ============         ============


                See notes to financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months                            Nine Months
                                                            Ended September 30,                    Ended September 30,
                                                     -------------------------------         -------------------------------
                                                         2000                1999                2000                1999
                                                     -----------         -----------         -----------         -----------
REVENUES                                             $ 1,516,140         $ 1,013,321         $ 4,922,941         $ 2,984,009

EXPENSES:
   Payroll and related expenses                        1,130,873           1,018,250           3,649,222           2,349,668
   Administrative, processing, and occupancy             633,377             506,819           2,484,054           1,481,452
   Debenture Financing costs                           1,491,628
   Goodwill amortization                                  64,472              56,478             193,416           2,540,851
                                                     -----------         -----------         -----------         -----------

         TOTAL EXPENSES                                1,828,722           1,581,547           6,326,692           7,863,599
                                                     -----------         -----------         -----------         -----------

         LOSS FROM OPERATIONS                           (312,582)           (568,226)         (1,403,751)         (4,879,590)
                                                     -----------         -----------         -----------         -----------

OTHER
   Interest income                                            --                  --                  --              28,975
   Interest expense                                       22,082               9,669              64,067             441,176
                                                     -----------         -----------         -----------         -----------

         TOTAL OTHER, NET                                 22,082               9,669              64,067             470,151
                                                     -----------         -----------         -----------         -----------

         LOSS BEFORE INCOME TAXES                       (334,664)           (577,895)         (1,467,818)         (5,349,741)

PROVISION FOR INCOME TAXES                                    --                  --                  --                  --

         NET LOSS                                    $  (334,664)        $  (577,895)        $(1,467,818)        $(5,349,741)
                                                     ===========         ===========         ===========         ===========

LOSS PER SHARE:
   Basic                                             $    (0.037)        $    (0.082)        $    (0.164)        $    (0.795)
                                                     ===========         ===========         ===========         ===========
   Diluted                                           $    (0.037)        $    (0.082)        $    (0.164)        $    (0.795)
                                                     ===========         ===========         ===========         ===========
   Weighted average common shares outstanding          9,110,208           7,089,510           8,974,352           6,729,597
                                                     ===========         ===========         ===========         ===========




                       See notes to financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Nine Months
                                                                 Ended September 30,
                                                          -------------------------------
                                                              2000                1999
                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(1,467,837)        $(5,349,731)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                           258,820           2,596,633
      Common stock issued for services                        202,244
      Common stock issued for deposits                         25,000
      Non cash interest expense and other costs
         - convetible debentures                            1,932,804                  --
      Recognition of restricted stock earned                       --              38,280
      Changes in certain assets and liabilities:

         Brokerage fee receivable                              31,604             (79,337)
         Employee advances                                      6,940            (111,848)
         Prepaid expenses                                     (72,155)           (111,430)
         Other current assets and liabilities net              68,709                  --
         Accounts payable                                     348,591             316,678
         Accrued liabilities                                 (169,802)                 --
                                                          -----------         -----------

         NET CASH USED IN OPERATING ACT                      (767,886)           (767,951)
                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase / Sale of property and equipme                      (6,024)           (213,327)
   Acquisition expenditures, net of cash acquired             460,219          (1,103,924)
   Increase in mortgage loans                              (1,238,885)                 --
   Changes in other assets                                         --            (726,180)
                                                          -----------         -----------

         NET CASH USED IN INVESTING ACT                      (784,690)         (2,043,431)
                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                187,292             598,948
   Other capital contributions                                   (807)                 --
   Net Borrowings under lines of credit                       987,637                  --
   Borrowing on capital lease obligations                          --                  --
   Due from shareholder                                        20,734              22,618
   Change in long-term debt                                    10,099           2,611,608
                                                          -----------         -----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES          1,204,955           3,233,174
                                                          -----------         -----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS           (347,621)            421,792

CASH AND CASH EQUIVALENTS, beginning of period                402,373             195,728
                                                          -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                  $    54,752         $   617,520
                                                          ===========         ===========






                       See notes to financial statements.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




        (continued)                                                 Nine Months
                                                                 Ended September 30,
                                                          -------------------------------
                                                              2000                1999
                                                          -----------         -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash during the period                $    13,117         $    48,601
                                                          ===========         ===========
   Income taxes paid in cash during the period            $        --         $        --
                                                          ===========         ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         During January and February 2000, the holder of the convertible debenture bond converted $676,001 of the principal, penalty and accrued interest into 398,497 shares of common stock (see Note 4).
         During the first Quarter 2000, the Company recognized $20,466 of expense related to the vesting of restriced stock issued to employees.
         During the first Quarter 2000, the Company issued 541,950 shares valued at $135,488 for services.
         The Company issued 100,000 shares valued at $25,000, as a deposit on an acquisition candidate.
         During the second Quarter 2000, the Company issued 157,266 shares valued at $28,845 for services.
         During the third Quarter 2000, the Company issued 507,097 shares valued at $142,596 for services. In the fourth quarter 258,065 shares associated with the above were cancelled, effectively reducing the share value to $70,028.

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS INCLUDING JUPITER
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

================================================================================


                                                                   1/01/99 to  1/01/99 to
                                                    Historic        1/31/99     9/30/99                         Proforma
                                                      AMSE          CFSF (1)    Jupiter     Adjustments        Consolidated
                                                    ---------      ----------  ----------   -----------        ------------
REVENUES                                            2,984,009       58,469      1,771,773                        4,814,251

EXPENSES:
   Payroll and related expenses                     2,349,668       58,089      1,103,902                        3,511,659
   Administrative, processing, and occupancy        1,481,452       37,191        822,308                        2,340,951
   Debenture costs                                  1,491,628                                                    1,491,628
   Goodwill amortization                            2,540,851                                  172,047 (a)       2,712,898

TOTAL EXPENSES                                      7,863,599       95,280      1,926,210      172,047          10,057,136

LOSS FROM OPERATIONS                               (4,879,590)     (36,811)      (154,437)    (172,047)         (5,242,885)


   Interest expense net                               470,151                                                      470,151

PROFIT (LOSS) BEFORE INCOME TAXES                  (5,349,741)     (36,811)      (154,437)    (172,047)         (5,713,036)

PROVISION FOR INCOME TAXES

NET PROFIT (LOSS)                                  (5,349,741)     (36,811)      (154,437)    (172,047)         (5,713,036)



(a) To annualize goodwill as if this acquisition took place on January 1, 1999.
(1) Capital Funding of South Florida, Inc. (CFSF)

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

Note 1, Basis of Presentation

         The unaudited, condensed, consolidated financial statements included herein, commencing at page 3, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain reclassifications have been made to the 1999 financial information to conform to the presentation used in 2000. Results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2000.

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

Note 4, Convertible Debentures

         In May 1999, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued $2,500,000 of 3% convertible debentures, which are due May 6, 2002, and common stock purchase warrants for 34,383 shares at $8.70 per share, which expire May 31, 2004. The Securities Purchase Agreement, among other terms, allows the Company to require the buyer to purchase additional convertible debentures up to $7,500,000, if certain criteria are met with regard to the trading prices and activity of the Company's common stock. Currently, these criteria are not met and the Company may not require the buyer to purchase additional debentures. The holder of the debentures may take the interest in either cash or Company common stock. The debentures are convertible into common stock at the option of the holder, and are converted at a price of the lower of (a) $8.70 per share, or (b) 85% of the average closing bid price for the common stock for 5 of the 20 trading days ending immediately before the conversion. At the time the Company entered into this agreement the debentures would be convertible at $6.16 per share of the Company's common stock. In May 2000 the Company refused a request to convert some of the debentures to common stock.

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

Note 6, Secured Convertible Demand Promissory Note

During the second quarter the company paid off several outstanding lines of credit, retiring $210,000 in short term debt. The Company executed a secured convertible demand promissory note with a third party, which retired the above-mentioned lines of credit and provided the Company with additional working capital. The Company also funded certain types of loans through such third party's mortgage subsidiary.

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

RESULTS OF OPERATIONS

Revenues for the three-month period ending September 30, 2000 increased by 49% to $1,516,140, up from $1,013,321 for the three-month period ending September 30, 1999. This growth in revenues is primarily attributable to the contribution of the Jupiter Mortgage Corporation ("Jupiter") subsidiary, which was acquired by the Company in August 1999 and whose results were only partially included in the Company's 3rd quarter 1999 results. Revenues for the nine-month period ending September 30, 2000 increased by 64% to $4,922,941, up from $2,989,009 for the nine-month period ending September 30, 1999. Jupiter Mortgage Corporation was the primary factor for this increase. Revenues for Jupiter Mortgage Corporation for the nine-month's ended September 30, 2000 increased by 63% to $3,480,263 up from $2,129,867 for the nine-month period ending September 30, 1999. See the Pro-forma financial statements including Jupiter, presented on page 7 herein for the nine months ended September 30, 1999.

Total expenses for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 increased to $1,828,722 from $1,581,547. This increase in expenses is partially attributable to the inclusion of the Jupiter subsidiary, which was a part of the Company from mid August through September during the third quarter of 1999. Total expenses for the nine-month period ended September 30, 2000 compared to the nine-month period ended September 30, 1999 decreased to $6,326,712 from $7,863,599. Jupiter Mortgage Corporation was the primary factor for increasing total expenses, as it was not a part of the Company's 1999 results. Overall the total expenses decreased due to a one-time impairment adjustment for approximately 2.3 million related to the purchase of Dow Mortgage, which is reflected in the Company's 1999 results. In addition the Company, pursuant to terms of those certain acquisition agreements with Senior Income Reverse Mortgage Corporation and Pinnacle Financial Corporation, wrote down the acquisition costs and deposits related thereto, as these acquisitions were not consummated and the agreements terminated pursuant to their terms. These costs were approximately $591,000.

Total other expenses for the three-month period ended September 30, 2000, compared to the three-month period ended September 30, 1999 increased to $22,082 from $9,669. This increase is due to an increase in interest expense. Total other expenses for the nine-month period ended September 30, 2000 compared to the nine-month period ended September 30, 1999 decreased to $64,067 from $470,151. This is attributable to the interest expense of the convertible benefit of the debentures in the amount of $441,176.

In summary, for the 3RD QUARTER 2000, the Company's loss was reduced from $577,226 in 1999 (8.2 cents per share) to 334,664 in 2000 (3.7 cents per share).
This reduction represents an improvement of $242,562 or 43%.

In summary, for the YEAR TO DATE 2000 (through 9/30/2000) the Company's loss was REDUCED from $5,349,741 in 1999 (79.5 cents per share) to $1,467,838 in 2000
(16.4 cents per share). This reduction represents an improvement of $3,881,903 or 72%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently managing the payment of our current liabilities and obligations on a monthly basis as cash becomes available. Although no assurances can be made for future periods, based on our September results and the results in general from the third quarter 2000, the Company believes that it is now cash flow neutral. During the second quarter, the Company paid off several outstanding lines of credit, retiring $210,000 in short term debt. The Company executed a secured convertible demand promissory note with a third party, which retired the above-mentioned lines of credit and provided the Company with additional working capital. The Company also funded certain types of loans through such third party's mortgage subsidiary.

         The Company issued $2,500,000 of convertible debentures in May 1999. Each debenture is convertible into common stock. The number of shares of common stock that may be issued upon conversion of the debentures depends upon the market price of our common stock at the time of the conversion. At September 30, 2000, only 1,153,045 of the original 2,500,000 have not been converted into common stock. Based upon the recent price of common stock of approximately $0.45, if the debentures were converted into common stock, the Company would issue 2,562,322 shares of common stock. Subject to certain criteria regarding trading price and activity of the Company's common stock, the Company may issue up to $7,500,000 of additional convertible debentures. These criteria are not currently met. During 1999, the Company also issued warrants to purchase 34,483 shares of our common stock to the purchaser of the debentures and will issue more warrants in the event of the sale of additional debentures. The material risk associated with this type of debenture is that the Company's recent historically low stock price could have a significant dilutive effect upon future conversions of the principle amount of the debenture. In May 2000 the Company refused the debenture holder's request to convert $75,000 of debentures into approximately 400,000 shares of common stock. As a result, the debenture holder accelerated the due date of the outstanding debentures and filed suit for damages, which the Company intends to vigorously defend. See "Part II, Item 1. Legal Proceedings." As a result it is unlikely that further debentures will be issued.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         On September 11, 2000 the Company was served a Complaint filed in U.S. District Court, Southern District of New York, by Fennell Avenue LLC against America's Senior Financial Services, Inc. The suit seeks damages for our refusal to deliver certain shares of our common stock to the Plaintiff upon Plaintiff's conversion of certain of our convertible debentures. We believe that we were justified refusing the request for conversion and intend to vigorously defend this matter. The Plaintiff seeks the balance of the principal amount of the convertible debenture, accrued interest, any profit they would have received upon conversion of the debenture into common stock, attorney's fees and such other relief as the Court may deem just and proper.

ITEM 5.  OTHER INFORMATION

         During the third quarter of 2000, the Company issued 507,097 shares of our common stock for services to be rendered. In the fourth quarter 258,065 shares associated with the above were cancelled, effectively reducing the number of shares to 249,032.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  27.0     Financial data Schedule.

         (b) Reports on Form 8-K.

                  1. A Form 8-K was filed as of February 3, 2000 regarding Senior Income Reverse Mortgage Corporation and Pinnacle Financial Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICA'S SENIOR FINANCIAL SERVICES, INC.


Dated: November 7, 2000              By: /s/ Nelson A. Locke
                                        ----------------------------------------
                                        Nelson A. Locke, President
                                        Chief Executive Officer
                                        Principal Accounting Officer