Form 10QSB/A
period 2000-09-30
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2000-11-22
CIK 1052994

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

           AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Nine Months
                                                                 Ended September 30,
                                                          -------------------------------
                                                              2000                1999
                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(1,467,837)        $(5,349,731)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                           258,820           2,596,633
      Common stock issued for services                        202,244
      Common stock issued for deposits                         25,000
      Non cash interest expense and other costs
         - convetible debentures                                                1,932,804
      Recognition of restricted stock earned                       --              38,280
      Changes in certain assets and liabilities:

         Brokerage fee receivable                              31,604             (79,337)
         Employee advances                                      6,940            (111,848)
         Prepaid expenses                                     (72,155)           (111,430)
         Other current assets and liabilities net              68,709                  --
         Accounts payable                                     348,591             316,678
         Accrued liabilities                                 (169,802)                 --
                                                          -----------         -----------

         NET CASH USED IN OPERATING ACT                      (767,886)           (767,951)
                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase / Sale of property and equipme                      (6,024)           (213,327)
   Acquisition expenditures, net of cash acquired             460,219          (1,103,924)
   Increase in mortgage loans                              (1,238,885)                 --
   Changes in other assets                                         --            (726,180)
                                                          -----------         -----------

         NET CASH USED IN INVESTING ACT                      (784,690)         (2,043,431)
                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                187,292             598,948
   Other capital contributions                                   (807)                 --
   Net Borrowings under lines of credit                       987,637                  --
   Borrowing on capital lease obligations                          --                  --
   Due from shareholder                                        20,734              22,618
   Change in long-term debt                                    10,099           2,611,608
                                                          -----------         -----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES          1,204,955           3,233,174
                                                          -----------         -----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS           (347,621)            421,792

CASH AND CASH EQUIVALENTS, beginning of period                402,373             195,728
                                                          -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                  $    54,752         $   617,520
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

                                     AMERICA'S SENIOR FINANCIAL SERVICES, INC.


Dated: November 21, 2000             By: /s/ Nelson A. Locke
                                        ----------------------------------------
                                        Nelson A. Locke, President
                                        Chief Executive Officer
                                        Principal Accounting Officer