Form 10-K
period 2000-12-31
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2001-04-13
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                           Commission File No.
December 31, 2000                                   0-25803

                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Florida                                      65-0181535
----------------------------------        ----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification
No.)
 incorporation or organization)


                              9501 N.E. 2nd Avenue
                              Miami Shores, FL 33138
-----------------------------------------------------------------------------
 (Address of principal executive offices)

                                 (305) 751-3232
-----------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(b) of the Exchange Act:


                    Common Stock, $0.001 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 duringthe preceding 12 months (or for such shorter period that the registrant wasrequired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. []
Section 16 of the Exchange Act requires the Registrant's directors and certain of the Registrant's officers, and persons who own more than 10% of the Registrant's common stock to file initial reports of ownership and report changes in ownership with the Securities and Exchange Commission and the NASDAQ National Market. Such persons are required by the Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, or by written representations from certain reporting persons, the Registrant believes that during its fiscal year ended December 31, 2000, Messrs. Locke, Kluck, Buono, Girard and Anderson did not file Forms 3, 4 or 5.

State issuer's revenues for the most recent fiscal year.  $6,567,136

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2001 was $1,404,324. This calculation is based upon the average of the bid ($0.1562) and asked ($0.1719) price of the voting stock on March 12, 2001.

The number of outstanding shares of the issuer's $0.001 par value common and preferred stock was 15,742,436 as of March 12, 2000.



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

         We receive income from two sources in connection with our mortgage lending activities. We charge certain non-refundable mortgage application fees to potential borrowers. Additionally, upon closing a loan, we receive additional fees payable by the borrower or investor, which fees are based upon a percentage of the loan and/or the interest rates charged.

         Our executive offices are located at 9501 NE 2nd Avenue, Miami Shores, Florida 33138 and our telephone number is (305) 751-3232. We are a Florida corporation, which was incorporated in 1990.


BUSINESS DEVELOPMENTS

	The Company's Jupiter Mortgage Corporation subsidiary originated in excess of $140 million dollars of gross loan originations for the year ended December 31, 2000, and funded approximately $124 million dollars.

The Company's Dow Guarantee Mortgage, Inc. subsidiary (Dow) originated in excess of $75 million dollars of gross loan originations for the fiscal year ended December 31, 2000, and funded approximately $65 million dollars.

         The Company's Reverse Mortgage operations provided another $30 million dollars in gross loan originations, and funded another $18 million dollars. Combined with the forward operations named above, the company achieved almost $245 million dollars in gross loan originations, and funded $207 million dollars in loans.

As a result of increased interest rates and a decline in revenues from loan originations, Dow closed 1 office in February of 2000. Dow subsequently opened two satellite offices located within the premises of large real estate brokers. The reverse mortgage offices were also evaluated. By year end the Indianapolis, New Jersey and New York offices had been closed due to lack of production. The corporate offices were moved into the Dow subsidiary offices to consolidate the space required and to reduce costs. At March 15, 2001 the Company operated 8 offices.

         In addition, in 2000 and 1999 the Company signed agreements with Pinnacle Financial Corporation and Senior Income Reverse Mortgage Corporation, respectively, to acquire their mortgage operations. The Company did not close on these acquisitions and all costs associated with these acquisition candidates that had been previously capitalized were taken into expenses in 2000. This equated into approximately $650 thousand dollars in 2000. The company did not pursue any additional acquisitions in 2000 but concentrated on streamlining and enhancing its' existing business entities.

The company is using its best efforts to identify investors willing to contribute at least $15 million dollars for future growth and acquisitions. As of this date, there are several initiatives underway, but funding remains an uncertainty.

FINANCINGS

      In 2000, the company financed its activities with two primary vehicles.

         First, the company raised equity capital through the use of private placements of restricted common stock to private individuals. There is a table included in this report that shows the reader who invested and the amount that they subscribed for.

         Secondly, on occasion the company's principal shareholders advanced funds to the company. This was usually done on a "bridge" loan basis. When possible, the company repaid the funds from subsequent financings. Most of these loans were converted into equity in December 2000.



OPERATIONS

         During 2000, the company remained focused on building its core business, mortgage loan origination.

         The company's combined forward mortgage loan originations constitute over 85% of our total loan originations. Largely, our forward business is purchase or relationship driven. Since the company does very little forward mortgage retail advertising, our refinance business is small. Of the forward mortgage loan origination, we estimate that 30% are government products (FHA and VA), 50% are conforming products (FNMA and FHLMC) and the balance (20%) is non-conforming sub prime customers.

         While overall national reverse mortgage origination decreased in the year 2000, AMSE increased its national market position to number 7 (of ongoing originators) and increased its sales of its core product, the "HECM"' by 27%. This was achieved in direct contrast to a 19% drop in loan originations by other sources nationwide. In 2000, we estimate that Reverse Mortgages constitute almost 15% of the Company's total loan origination's. The FHA "HECM" dominates our reverse mortgage sales program, accounting for almost 90% of our reverse mortgage production. The balance of our reverse mortgage loans are FNMA "Home Keepers". During 1999 and 2000, we worked to develop a third product, a private reverse mortgage that would offer greater flexibility and ease of use to a wider base of seniors. As of December 31, 2000, we had not secured the facility necessary to fund and warehouse the product. However the present model is viable and AMSE continues to search for a credit facility to launch the product.

COMPETITION

         There are many sources of mortgages available to potential borrowers today. These sources include consumer finance companies, mortgage banking companies, savings banks, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these alternative sources are substantially larger and have considerably greater financial, technical and marketing resources than we do. Additionally, many financial service organizations against whom we compete for business have formed national loan origination networks or have purchased home equity lenders. We compete for mortgage loan business in several ways, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. If any of our competitors significantly expand their activities in our market, our business could be adversely affected. Changes in interest rates and general economic conditions may also affect our business and our competitors. During periods of rising interest rates, competitors who have locked into lower rates with potential borrowers may have a competitive advantage.


SALES AND MARKETING

         As an independent mortgage originator, the Company seeks to identify persons who are seeking mortgage loan funding. Currently, the Company advertises in local and regional newspapers, yellow page telephone directories and internet websites. The Company markets through national Trade Association participation, senior oriented direct mail, participation in senior events, free video tapes given to potential clients, state level trade shows, and HUD/Fannie Mae focus group activities.

         For the fiscal year ended December 31, 2000 and 1999, the Company expended approximately $66,000 and $393,000, respectively for sales and marketing activities. In 1999 the Company expanded its marketing activities to consistently include nationwide advertising of its Reverse Mortgage effort. In 2000 the Company significantly reduced it's sales and marketing expenses. This is a result of the Company's increased efficiencies and concentration on development of its core business from Florida. In 2000, the Company suspended its nationwide broker outreach pending identification of a source that could fund the Reverse Mortgage credit facility referenced above.

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

         HUD: In 1999, the Company changed its FHA status from supervised lender ("mini eagle") to non-supervised direct endorsed lender ("full eagle"). Qualifying for this change required the Company to maintain a higher "allowable net worth (according to FHA regulations). This new status gave us the right to underwrite and close loans independent of any third party review before closing. However, the Company has chosen to continue to operate as if still a "mini-eagle", submitting its loan to a much larger third party for underwriting, closing, and post-closing activity. By doing this, the Company reduces risk and avoids certain costs that would be necessary by operating as a "full eagle" direct endorsed lender. However, in 1999 the Company was not able to maintain the necessary net worth requirement for direct endorsed status. Consequently, we are presently in the process of reverting to our prior approval status as a "supervised lender". All of our underwriting and closing is done on a contract basis by qualified parties.

      FNMA: In 1999, the Company sought direct approval from Fannie Mae, to allow it to operate as an approved seller servicer. This change in status would have a positive effect on the Company's earnings, because the Company would retain certain servicing rights that have significant immediate and future value. The approval is also necessary to our reverse mortgage operations, and directly affects the credibility of our consumer education and marketing efforts. FNMA initially rejected our application, citing our lack of experience as a seller-servicer. In October of 1999, we amended our application to provide assurances to FNMA about our quality control processes and our desire to use a contract sub-servicer who is presently a large customer of FNMA, and obviously acceptable to them from a risk perspective. As of April 10, 2000, we had not received a response specific to our re-application. There can be no assurances that we will obtain FNMA approval. However, we will continue to do all we can to provide FNMA with the assurances it seeks, as the Company believes it can better serve seniors nationwide by having this important approval in place. In 2001, the Company intends to renew its request for direct approval from Fannie Mae.

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

         As of March 15, 2001 no settlement or judgment has been made pursuant to this litigation. No assurances can be given as to the final outcome of this matter.

	On September 11, 2000 the Company was served a Complaint filed in U.S. District Court, Southern District of New York, by Fennell Avenue LLC against America's Senior Financial Services, Inc. The suit seeks damages for our refusal to deliver certain shares of our common stock to the Plaintiff upon Plaintiff's conversion of certain of our convertible debentures. We believe that we were justified refusing the request for conversion and intend to vigorously defend this matter. The Plaintiff sought the balance of the principal amount of the convertible debenture, accrued interest, any profit they would have received upon conversion of the debenture into common stock, attorney's fees and such other relief as the Court might deem just and proper.

	Our outstanding litigation with Fennell Avenue LLC has been settled. This settlement was approved by the US District Court on January 29, 2001. Under the settlement, we issued 1,250,000 shares of our Common Stock to Fennell in exchange for $1,153,000 of our debt held by Fennell. The settlement Agreement restricts the number of shares which Fennell may sell on any one day. The settlement also gives Fennell the right of first refusal to meet the terms of certain proposed debt financing by America's Senior Financial Services, Inc. for one year. The settlement will result in a material change in our first quarter balance sheet and will create a one time gain of approximately $1 million dollars that will be reflected in our first quarter 2001 10QSB.

EMPLOYEES

         As of March 15, 2001 the company employs approximately 100 persons. The Company believes it has satisfactory relationships with all of its employees.

ENVIRONMENTAL MATTERS

         The Company has no environmental matters outstanding. The Company does not own any real estate and the possibility of owning any is minimal. If the Company had to repurchase a loan that was defaulted upon it would then become the potentially responsible party for any environmental matters. The Company carries adequate E&O insurance coverage to protect it in the unlikely event of a repurchase arbitration.

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

         Management of AMSE believes that the Company's results have started to reflect its business model which is built on a mix of revenue weighted toward a higher forward mortgage contribution. However in prior years 1999 and 1998, our overhead allocation was weighted toward the development of our Reverse Mortgage ("RM") business. In 2000 we continued to increase our forward mortgage business in an attempt to subsidize the cost of growing our RM business. We have limited our investment in the RM business pending identification of an adequate credit facility to allow us to launch the private RM product previously discussed.


ITEM 2.  DESCRIPTION OF PROPERTY

         All of the operations of the Company are conducted from premises leased from independent landlords.

         The following table sets forth information concerning these facilities:

         AMERICA's SENIOR FINANCIAL SERVICES

LOCATION TENANT			APPROX.	LEASE EXPIRATION	MONTHLY
					SIZE					RENT
					--------	------------	-------

DOW GUARANTEE MORTGAGE -AMSE Corporate:

9501 NE 2nd Ave.			5,500 sf	Dec. 2001		$6,000
Miami Shores, FL 33138

2737 E. Oakland Park Blvd.	175 sf	Month to Month	$  300
Oakland Park, FL 33306

10800 Biscayne Blvd.
Suite 900				 150 sf	Month to Month	$  300
Miami Shores, FL 33161

JUPITER MORTGAGE CORPORATION:

1070 E. Indiantown Road		5,500 sf	November 2004	$7,490
Jupiter, FL  33477

11398 Okeechobee Blvd.,
Suite 2				1,500 sf	October 2000	$2,034
Royal Palm Beach, FL  33411

1874 S.E. Port St. Lucie Blvd.1,800 sf	Feb. 2003		$2,568
Port St. Lucie, FL 34952

1000 S. Federal Hwy.		500 sf	Month to Month	$1,000
Stuart, FL  34994

1100 W. Littleton Boulevard	1,800sf	March 2004		$1,500
Littleton, CO. 80120

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

         As of March 15, 2000 no settlement or judgment has been made pursuant to this litigation. No assurances can be given as to the final outcome of this matter.

	On September 11, 2000 the Company was served a Complaint filed in U.S. District Court, Southern District of New York, by Fennell Avenue LLC against America's Senior Financial Services, Inc. The suit seeks damages for our refusal to deliver certain shares of our common stock to the Plaintiff upon Plaintiff's conversion of certain of our Convertible debentures. We believe that we were justified refusing the request for conversion and intend to vigorously defend this matter. The Plaintiff sought the balance of the principal amount of the convertible debenture, accrued interest, any profit they would have received upon conversion of the debenture into common stock, attorney's fees and such other relief as the Court may deem just and proper.

	Our outstanding litigation with Fennell Avenue LLC has been settled. This settlement was approved by the US District Court on January 29, 2001. Under the settlement, we issued 1,250,000 shares of our Common Stock to Fennell in exchange for $1,153,000 of our debt held by Fennell. The Settlement Agreement restricts the number of shares which Fennell may sell on any one day. The settlement also gives Fennell the right of first refusal to meet the terms of certain proposed debt financing by America's Senior Financial Services, Inc. for one year. The settlement will result in a material change in our first quarter balance sheet and will create a one time gain of approximately $1 million dollars that will be reflected in our first quarter 2001 10QSB.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 	On October 30, 2000 the removal of Director Michael Shelley was submitted to a vote of the security holders of the Company. The filing of a pre 14-C on 11/1/00 evidenced this. The subsequent tallying of the votes resulted in the removal of Mr. Shelley from the Board of Directors.

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
                                                     HIGH BID      LOW BID
                                                     --------      -------

February 20, 1998 through March 31, 1998 .........	$5.75		$5.75
April 1, 1998 through June 30, 1998 ..............	6.625		5.75
July 1, 1998 through September 30, 1998 ..........	7.375		5.50
October 1, 1998 through December 31, 1998 ........	7.50		6.375
January 1, 1999 through March 31, 1999 ...........	5.75		7.00
April 1, 1999 through June 30, 1999 ..............	7.625		6.6875
July 1, 1999 through September 30, 1999 ..........	6.96875	5.00
October 1, 1999 through December 31, 1999 ........	8.50		2.25
January 1, 2000 through March 31, 2000 ..........	3.9688	0.625
April 1, 2000 through April 30, 2000			0.7969	0.4681
May 1, 2000 through May 31, 2000				0.3438	0.0781
June 1, 2000 through June 30, 2000				0.9988	0.0938
July 1, 2000 through July 31, 2000 .........    	1.3125	0.2812
August 1, 2000 through August 31, 2000.........       1.250		0.50
September 1, 2000 through September 30, 2000		0.750		0.4219
October 1, 2000 through October 31, 2000 			0.625		0.2812
November 1, 2000 through November 30, 2000		0.5938	0.1875
December 1, 2000 through December 31, 2000		0.2344	0.0938
January 1, 2001 through January 31, 2001 			0.50		0.125
February 1, 2001 through February 28, 2001 		0.4844	0.1875
March 1, 2001 through March 12, 2001			0.2344	0.125

         As of March 15, 2001, there were approximately 950 holders of record of our common stock.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         Revenues for the Year Ended December 31, 2000 increased 39% to $6,559,976 from $4,723,697 for the Year Ended December 31, 1999. This growth in revenues was primarily attributable to the contributions of Jupiter Mortgage Corporation subsidiary totaling $4,729,507 in 2000, compared to 2,297,617 in 1999 when only a partial year was reflected in AMSE's 1999 results. The 1999 numbers include the dollars associated with Capital Funding of South Florida, Inc. that was consolidated into Jupiter Mortgage Corporation at 1/1/2000.

         Total Expenses for the Year Ended December 31, 2000 compared to the Year Ended December 31, 1999 decreased 28% to $8,651,738 from $11,966,506. This decrease in expenses was partially attributable to the inclusion of impairment write-downs of $3,259,311 against the goodwill of Dow Guarantee Corp. and Jupiter in 1999. The Jupiter impairment was specific to the former Capital Funding operations. Capital Funding had negative operations prior to their merger into Jupiter. The Dow impairment was taken due to Dow having negative operations in the last five months of 1998 and during the second quarter of 1999.

         The Company has also recognized approximately $1,491,628 of Debenture Financing Costs in the 1999 totals. These Debentures are immediately convertible into Common Stock and therefore the expenses are recognized immediately and not amortized over the life of the debenture. These expenses include approximately $280,000 of fees paid out of the debenture financing and the issuance of 185,500 shares of the Company's Common Stock issued to consultants and placement agents. The Common Stock issued is valued with a 10% discount due to the restrictions imposed on the transferability of the shares.

	In addition to the above, existing offices were consolidated within the company to lower expenses and to improve productivity. The Corporate office was merged into the Dow offices in March of 2000 and all support staff were released and these duties were assumed by existing Dow and Jupiter staff.
The outlying offices in Indiana, North Carolina, New York and New Jersey for the Reverse Mortgage arm were also closed as a result of inadequate originations to cover the costs of doing business.

         Total Other Expenses for the Year Ended December 31, 2000 compared to the Year Ended December 31, 1999 decreased to $84,934 from $519,031. This decrease in expenses was primarily due to the beneficial conversion feature of the convertible debentures of $441,176 included in the 1999 totals.

ACQUISITION CANDIDATES

         PINNACLE FINANCIAL CORPORATION

The timeframe for consummation of the acquisition of Pinnacle Financial Corporation ("Pinnacle") elapsed and there is currently no agreement in place to acquire this company at this time.

         SENIOR INCOME REVERSE MORTGAGE CORPORATION

         The timeframe for consummation of the acquisition of Senior Income Reverse Mortgage elapsed and there is currently no agreement in place to acquire this company at this time.

	While the Company has other acquisition candidates that it is pursuing at this time, there have been no other agreements signed and there can be no assurances that any may occur.

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

	In the first quarter of 2000, the debenture holder converted $614,000 of the principal into 368,671 shares of the Company's common stock. Interest expense associated with the conversion was approximately $5,761 and was paid by the issuance of shares of common stock.

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

         The Company, if its business plan is successfully implemented, expects to achieve profitability in the first quarter of 2001 by accelerating revenue growth in excess of its expense growth. The operating and administrative infrastructure to manage the growth of the Company is currently in place. The marketing efforts of the Company are dependent upon its ability to fund such efforts; however, there can be no assurance that the Company will reach profitability without accessing additional capital resources. Management intends to generate the necessary capital to operate for the next twelve months by selling our common and preferred shares to qualified investors in private placements, and completing certain short term borrowings. There are no assurances that we will be able to raise the required capital through the sale of our debt or equity securities or that we will have access to other sources of capital on terms that are acceptable to us.


ITEM 7. FINANCIAL STATEMENTS

         The financial statements of the Company required by Item 310(a) of Regulation S-B are attached to this Report. Reference is made to the index to the financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
DISCLOSURE.

        On February 6, 2001, as amended on March 27, 2001, the company filed a Form 8-K with the Securities and Exchange Commission apprising them that the Company changed it's Certifying Accountants from Ahearn Jasco + Company, P.A. to Holyfield & Thomas, LLC. There have been no disagreements with the accountants in the past two years.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


                                   MANAGEMENT

         The directors and executive officers of the Company are:


NAME 				AGE	POSITION
----				---	--------
Nelson A. Locke		50	Chairman of the Board, President and Treasurer

Cheryl D. Locke		44	Executive Vice President Director

Thomas G. Sherman, Esq.	50	Director, Compensation Committee, Audit
Committee

Michael J. Buono		36	Dirctor-CEO of Jupiter, Audit Committee.

Charles M. Kluck		56	Director-President of Dow, Compensation
Committee

Dean J. Girard		41	Chief Financial Officer

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

         Cheryl D. Locke is a member of the Board of Directors, and is Corporate Secretary. She joined the Company in 1990 on a part time basis, as a loan officer. By 1994, she had risen to senior loan officer. From 1995 to 1998, she directly supervised all loan production and closing. In January 1998, she was appointed executive vice president and elected to the Company's Board of Directors. Her role was redefined in March 2000 when the corporate office consolidated its existing staff to save money.

         Thomas J. Sherman has been an attorney in private practice in Coral Gables, Florida since 1980. He is also President and owner of Union Title Services, Inc., a full service title insurance agency. Mr. Sherman is a graduate of the University of Miami School of Law. Since 1990, Mr. Sherman has served as the Company's general counsel. He became a director in January 1998.

	Michael J. Buono was elected to the Board of Directors to fill an existing vacancy. He is currently the Chief Executive Officer of Jupiter Mortgage Corporation, which was acquired by the Company on August 31, 1999. He is also the COO of the Jupiter parent AMSE. He serves on the Company's audit committee as well.

         Charles M. Kluck has been the President of Dow Guarantee Corp. since It's founding in 1985. Dow was acquired by the Company on July 31, 1998. He continues to serve in that capacity. He became an director in July 1998.

	Dean J. Girard became the Chief Financial Officer in December 2000. He was the Chief Financial Officer of Jupiter Mortgage Corporation, which was acquired by the Company on August 31, 1999.

BOARD COMMITTEES

         The Board of Directors has established an Audit Committee and a compensation Committee. The Audit Committee, consisting of Thomas Sherman and Michael Buono, reviews the adequacy of internal controls and results and scope of the audit and other services provided by the Company's independent auditors. The Compensation Committee, consisting of Thomas Sherman and Charles Kluck, establishes and recommends salaries, incentives and other forms of compensation for officers and other key employees.







ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years. No executive officer of the Company received compensation of $100,000 or more during any such year.
                                                     	Other Annual
Principal\Position	Year	Cash Compensation	Bonus	Compensation
------------------	----	------		-----	------------

Nelson A. Locke		2000	$14,654		-0-	$213,054
President			1999	$62,750		-0-	$0.00
				1998	$70,000		-0-	5,000
				1997	$50,000		-0-	-0-

Michael Buono		2000	$131,500		-0-	-0-
CEO Jupiter Mortgage

The other compensation in 2000 for Nelson Locke was deferred salary and deferred benefits due to Mr. Locke under his contract for the year 2000 that was converted into stock. The debt conversion price was done at a stated value of .50 per share, which was higher than the .125 closing price per share on the date of the transaction. This action was taken to improve the cash position and cash flow of the company and to reduce dilution.


DIRECTOR COMPENSATION


         No fees are paid for director services. At the Board's discretion, stock options or grants may be awarded for actual services performed under this agreement. No options were granted for the year ended December 31, 2000.



EXECUTIVE EMPLOYMENT AGREEMENTS

         In July 1998 the Company entered into a five (5) year employment agreement with Nelson A. Locke. Mr. Locke is employed as President and Chairman at an annual salary of $70,000 and such additional compensation as he determines. The agreement provides certain health, life and disability insurance, and autos to Mr. Locke. The Agreement provides for the establishment of an Executive Performance Bonus Pool described below. The agreement provides that in any calendar year when the Company's stock price increases by at least 20%, that he shall be eligible for stock options equal to 5% of his total common stock holdings at the end of the calendar year, which may be exercised at $1.00 per share and may be paid for by interest-free promissory note. Under this scenario, there were no options granted during 2000 and Mr. Locke waived these options for 1999 as this event would have been harmful to future business and investor prospects.

         In October 1999 the Board of Directors approved a change in Mr. Locke's annual base salary to $200,000. His health, life, option plan, disability insurance and auto allowances remain the same. However, Mr. Locke voluntarily deferred the cash payment of the base salary until further notice, in the interest of the company's cash flows.

         In January 1998 the Company entered into a five (5) year employment agreement with Cheryl D. Locke. Mrs. Locke was employed as Executive Vice President, Secretary and Director at an annual salary of $50,000. The agreement provides certain health, life and disability insurance, an auto to Mrs. Locke, special performance bonus of up to $25,000 to be paid at the discretion of the President. She is entitled to commission on loan origination's for which she was submitting loan officer. The agreement provides that in any calendar year when the Company's loan origination's increase by at least 20%, that she shall be eligible for stock options equal to 5% of her total common stock holdings at the end of the calendar year, which may be exercised at $1.00 per share and may be paid for by interest-free promissory note. There were no options granted during 2000 and Mrs. Locke waived these options for 1999 as this event would have been harmful to future business and investor prospects. For 2001 Mrs. Locke has voluntarily changed her participation to part time only without salary and acts as a Director and Corporate Secretary.

         In July 1998 the Company's subsidiary, Dow Guarantee Corp., entered into an employment agreement with Charles M. Kluck for a term of five years, under which Mr. Kluck will be paid an annual salary of $110,000.

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

         In August 1999 the Company's subsidiary, Jupiter Mortgage Corp., entered into an employment agreement with Deanne J. Anderson for a term of 1 year, renewed for an additional period to extend through to December 31, 2001, under which Ms. Anderson will be paid an annual salary of $120,000.

	In April 2000 Nelson and Cheryl Locke were issued an option to acquire 300,000 shares of Common Stock jointly for $.50 per share.

OTHER OPTION PLAN

    On 4-12-00 the Board of Directors granted options pursuant to two special option plans which have been designated Form A & B. Form A was developed as an anti-dilution full ratchet option plan to protect the Company in the event of any takeover attempt. Format B was developed to recognize certain shareholders who had supported the Company with cash and/or significant personal efforts during the past twenty four months.

    All shares issued pursuant to these two formats will be restricted shares under Rule 144. In general Rule 144 provides volume limitations that state that a person or persons whose shares are aggregated may not sell within any three month period a number of shares which exceeds the greater of 1% of the then outstanding shares of the Company's Common Stock or the average weekly trading value during the four calendar weeks prior to such sale.

    The shares issued under this option agreement will be deemed "restricted shares" under the Act, and the public sale thereof even after the expiration of the lock up period absent registration of such securities under the Act may only be made in compliance with Rule 144 promulgated under the Act. The shares will bear an appropriate restrictive legend reflecting the foregoing.

    The basic option agreements were developed by AMSE Counsel Akerman Senterfitt. Format "A" is to be used in relation to any options exercised by Directors and Officers and Format "B" relates to all of the other optionees. All options were granted at 50 cents per option, which was the closing price of the stock as of April 18, 2000.

    The following consists of the number of the options that became available as a result of the action taken by the Board on 4-12-00.

Name                                # of Options Granted               Format
----                                --------------------               ------

Locke, Cheryl and Nelson			300,000				A
Shelley, Michael					 75,000				A
Sherman, Thomas					 75,000				A
Kluck, Charles					 75,000				A
Kluck, Linda					 75,000				A
Buono, Michael					 50,000				A
Anderson, Dee					 25,000				A
Hetzel, Lori					 15,000				A
Girard, Dean 					 10,000				A
                                         --------
                                          700,000 - Format A

Brickell Equity Group				200,000				B
Palmun Associates					150,000				B
Rosen Kenneth					 25,000				B
Kahn, Mark						 20,000				B
Kahn, A						 10,000				B
Hoffberger, Robert				 30,000				B
Aurelia Partners					 20,000				B
Schnelder Trust					 20,000				B
Biondo, Jane					 10,000				B
Donahue, Edwin					 15,000				B
                                         --------
                                          500,000 - Format B


    All options, regardless of format, will convert into restricted shares under Rule 144. In addition, by accepting these options, the optionees agree to grant voting rights on the underlying shares to The Company. This assignment of voting rights expires upon arm's length sale of the underlying shares into the market.

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

         No bonus was allocated for 2000, 1999 and/or 1998.

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

NON-PLAN STOCK INCENTIVES

         In 2000,1999 and 1998, the Company issued 12,600, 151,300 and 74,400 shares respectively of its Common Stock to employees as incentive compensation. These shares vest at three years. There is no prorated vesting schedule. These shares have been valued at $1 per share and the Company recognized amortization expenses of $91,475 in 2000, $46,486 in 1999 and $7,333 in 1998 per this vesting schedule.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of March 12, 2001, the beneficial ownership of the Company's 11,624,428 outstanding shares of Common and preferred Stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (2) each director and executive officer of the Company; and (3) all directors and officers as a group.

					Common			Preferred
     					Number of             	Number of
     Name				Shares	Pct (1)	Shares	Percent
     ----				---------   -------	---------	-------

     Nelson A. Locke(2)		1,576,084	22.9%		1,426,108	34.6%

     Cheryl D. Locke(2)		1,576,084	12.9%		1,426,108	34.6%

     Charles M. Kluck(3)	  350,005	 2.9%		  858,995	20.9%

     Thomas G. Sherman, Esq.	  185,000	 1.5%

     Michael J. Buono		  250,679	 2.1%		  716,500	17.4%

     DeAnne Anderson		  194,553	 1.6%		  716,500	17.4%

     All officers and
directors as a group		2,556,221	20.9%		3,718,103	90.3%
     (5 persons)

(1) Based upon 12,224,428 common shares outstanding and and 4,118,008 preferred shares as of March 12, 2001. This is 11,624,428 of actual outstanding common shares and 600,000 options.

(2) Nelson A. Locke and Cheryl D. Locke own such shares as joint tenants.

(3) Includes 338,224 owned by his sister, Linda Kluck.

(4) Includes options to acquire shares under Form A Stock Option Plan as follows: Cheryl and Nelson Locke 300,000 shares, Charles Kluck 75,000 shares, Michael Buono 50,000 shares, Thomas Sherman 75,000 shares and Deanne Anderson 25,000 shares.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         A shareholder, Brickell Equity Group received fees for services during 1999 consisting of 300,000 shares of the Company's common stock valued at $62,177 for consulting services.

         The Company's president, Nelson Locke was owed by the Company $213,054 for various loans to the company to include deferred salary and items purchased for the company with personal funds. These amounts were converted to 426,108 shares of preferred stock.


	In October 2000, Nelson Locke exchanged 1,000,000 shares of Common stock for 1,000,000 shares of Preferred stock.

         Two shareholders of the Company (the former owners of Capital Funding) each owed the Company $50,000 under promissory notes dated December 31, 1997. These notes bear interest at 6% per annum and the interest is payable annually on December 31st. These notes are due on January 1, 2004. The interest due at December 31, 1998 and 1999 had not been paid. The total of principal and interest was $112,000 at December 31, 2000 and December 31, 1999 and $106,000 at December 31, 1998. These notes were written off as part of the final purchase price for Capital Funding of South Florida, Inc. and a total of 400,000 shares of preferred stock was also issued to the former owners per the terms of the original purchase agreement.

        Two shareholders of the Company (the former owners of Jupiter Mortgage) were issued a total of 1,433,000 shares of preferred stock to finalize the purchase of Jupiter Mortgage per the terms of the original purchase agreement.

	Two shareholders of the Company (the former owners of Dow Guarantee) were issued a total of 858,895 shares of preferred stock to finalize the purchase of Dow Guarantee per the terms of the original purchase agreement.


















                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with an asterisk.



Exhibit No.                         Description
-----------                         -----------

2(a)		Articles of Incorporation of the Registrant (1)

2(b)		Articles of Amendment to Articles of Incorporation  (1)

2(c)		By-Laws of the Registrant (1)

2(d)		Incentive Stock Option Plan (1)

2(e)		Non-Qualified Stock Option Plan (1)

3(d)		Form of Stock Purchase Warrant (1)

3(e)		Form of 3% Convertible Debenture (1)

6(a)		Employment Agreement as of January 2, 1998 between Registrant
		and Nelson A. Locke (1)

6(b)		Employment Agreement as of January 2, 1998 between Registrant
		and Cheryl D. Locke (1)

6(c)		Employment Agreement as of July 31, 1998 between Dow Guarantee
		Corp. and Charles M. Kluck (1)

6(d)		Employment Agreement as of July 31, 1998 between Dow Guarantee
		Corp. and Linda C. Kluck (1)

6(f)		Agreement for purchase of Dow Guarantee Corp. (1)

6(g)		Agreement for purchase of Capital Funding of South Florida, Inc.
		(1)

6(h)		Consulting Agreement as of August 25, 1998 between Registrant
		and Vistra Growth Partners, Inc. (1)

6(i)		Securities Purchase Agreement (1)

6(j)		Registration Rights Agreement (1)

6(k)		Agreement for purchase of Jupiter Mortgage Corporation

9.0		Other Option Plan (1)

10.0		Consulting Agreement dated September 20, 2000 with 21st Equity
		Partners (1)

10.1		Financial Advisory Agreement dated February 2, 2000 with
		Capitalink, L.C. (1)

10.2		Investor Relations Consulting Agreement dated January 20, 2000
		with Access1 Financial, Inc. (1)

10.3		Consulting Agreement dated January 1, 2000 with Brickell Equity
		Group, Inc. (1)

10.4		Investment Banking Agreement dated January 7, 2000 with
		Charterbridge Financial Group, Inc. (1)

10.5		Investor Relation Services Agreement dated January 7, 2000 with
		Charterbridge Financial Group, Inc. (1)

22		Subsidiaries (1)

27		Financial Data Schedule N/A







(+)  Filed Herewith

(1)  Previously filed

(b)  Reports on Form 8-K:

         Two reports on Form 8-K were filed during the last quarter of the period covered by this report. These were filed to disclose the change in Certifying Accountants and for the settlement of the Debenture lawsuit.










                               SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICA'S SENIOR FINANCIAL SERVICES,
INC.


Dated: April 13, 2001 				By: /s/ Nelson A. Locke
                                           ----------------------------------
                                           Nelson A. Locke, President
                                           Chief Executive Officer

Dated: April 13, 2001 				By: /s/ Dean J. Girard
                                           ----------------------------------
                                           Dean J. Girard
                                           Chief Financial Officer
                                           Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company an in the Capacities and on the dates indicated.


/s/ Nelson A. Locke		President				April 13, 2001
----------------------
President / CEO Director
Nelson A. Locke


/s/ Cheryl D. Locke		Executive Vice President	April 13, 2001
----------------------
Director
Cheryl D. Locke


/s/ Thomas Sherman		Director				April 13, 2001
----------------------
Director
Thomas Sherman

/s/ Michael J. Buono		Director				April 13, 2001
----------------------
Michael J. Buono


/s/ Charles M. Kluck		Director				April 13, 2001
----------------------
Director
Charles M. Kluck


















                          INDEX TO FINANCIAL STATEMENTS



Financial Statements									Page

Independent Auditors' Report for the Year Ended December 31, 2000		F-1

Independent Auditors' Report for the Year Ended December 31, 1999		F-2

Consolidated Balance Sheets at December 31, 2000 and 1999			F-3

Consolidated Statements of Operations for the Years Ended December
31, 2000 and 1999   									F-4

Consolidated Statement of Stockholders' Equity for the Years Ended
December 31, 2000 and 1999								F-5

Consolidated Statement of Cash Flows for the Years Ended December
31, 2000 and 1999										F-6

Notes to Consolidated Financial Statements			     F-7 - F-24

















INDEPENDENT AUDITORS' REPORT

To the Board of Directors
   and Stockholders of
America's Senior Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of America's Senior Financial Services, Inc. and subsidiaries (collectively the "Company") as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of America's Senior Financial Services, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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



/s/Holyfield & Thomas LLC
Holyfield & Thomas, LLC
West Palm Beach, Florida
March 16, 2001

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
America's Senior Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of America's Senior Financial Services, Inc. and subsidiaries (collectively, the "Company") as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of America's Senior Financial Services, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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


	/s/ Ahearn, Jasco + Company, P.A.
	____________________________________
	AHEARN, JASCO + COMPANY, P.A.
	Certified Public Accountants

Pompano Beach, Florida
March 31, 2000

America's Senior Financial Services		Consolidated Balance Sheets
As of December 31,						2000			1999
			Assets
Current Assets
	Cash and cash equivalents			$   463,079		$  402,373
	Brokerage fees receivable			    289,891		   214,604
	Employee Loans				      1,300		   175,714
	Mortgage loans held for sale		  3,976,845		 2,389,162
	Due from shareholder			     			    20,734
	Prepaid Expense				    346,561		    56,851
	Other current assets			 			    72,302

		Total Current Assets		  5,077,676		 3,331,740
	Property and equipment, net	 	    368,558		   442,897
Other assets
	Goodwill, net					  4,838,953		 5,096,841
	Due from related parties						   112,000
	Notes receivable				    250,000		   250,000
	Other assets					     73,585		   561,536

		Total other assets			  5,162,538		 6,020,377
	Total						$10,608,772		$9,795,014
			LIABILITIES
Current Liabilities
	Current portion of capital lease
	obligations					$    44,471		    24,934
	Lines of credit				    149,091	 	   366,298
	Warehouse lines of credit			  3,961,286		 2,639,192
	Accounts payable				    648,415		   394,752
	Accrued expenses 				  1,026,085		   447,925

		Total current liabilities		  5,829,348		 3,873,101

Capital lease obligations, less current portion     32,600		    56,834
Long term debt, convertible debentures		  1,136,000		 1,750,000

Commitments and contingencies:

Stockholders equity
Preferred stock:
	Series A Convertible, $0.001 par value;
	5,000,000 shares authorized, 3,718,003
	shares issued and outstanding in 2000	      3,718
	Series B Convertible, $0.001 par value;
	1,000,000 shares authorized, none issued
	Series C Convertible, $0.001 par value;
	900,000 shares authorized, 400,000
	shares issued and outstanding in 2000.	        400
	Common Stock, $0.001 par value;
	25,000,000 shares authorized, shares
	issued and outstanding, 9,406,326 in
	2000 and 7,690,262 in 1999			      9,406	     	     7,690
Additional paid in capital				 14,086,285		12,498,553
Retained earnings (deficit)			(10,395,979)		(8,219,283)
Unearned compensation-restricted stock		   (93,006)		  (171,881)
Total Stockholders' equity				  3,610,824		 4,115,079
Total							$10,608,772		$9,795,014


See notes to consolidated financial statements

America's Senior Financial Services		Consolidated Statement of Operations

For the years ended December 31,				2000			1999


Revenues							$6,559,976		$4,723,697

Expenses

	Payroll and related expense			 5,149,098		 4,024,889
	Administrative, processing, and occupancy	 3,244,752		 2,996,515
	Debenture financing costs						 1,491,628
	Goodwill amortization				   257,888		   194,163
	Impairment charges							 3,259,311

		Total expenses				 8,651,738		11,966,506

		Loss from operations			(2,091,762)		(7,242,809)

Other

	Interest Income					    (7,160)		   (34,873)
	Interest expense					    92,094		   553,904

		Total other, net				    84,934		   519,031

		Loss before income taxes		(2,176,696)		(7,761,840)

Provision for income taxes

		Net loss					(2,176,696)		(7,761,840)

Loss per common share:

	Basic							$   (0.237)		$   (1.123)

	Diluted						$   (0.237)		$   (1.123)


Weighted average common shares outstanding	 9,166,000		 6,909,245





See notes to consolidated financial statements

America's Senior Financial Services	Consolidated Statement of Changes in
Stockholders' Equity























See notes to consolidated financial statements

	F-5
America's Senior Financial Services	Consolidated Statements of Cash Flows




See notes to consolidated financial statements
F-6
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Organization

	America's Senior Financial Services, Inc. ("AMSE") was incorporated on February 26, 1990. On July 31, 1998, AMSE acquired Dow Guarantee Corp. ("DOW"), on January 29, 1999, AMSE acquired Capital Funding of South
Florida, Inc. ("Capital Funding") and on August 18, 1999, AMSE acquired Jupiter Mortgage Corp. ("Jupiter"). On September 30, 1999, Capital Funding and Jupiter were merged and Jupiter was the surviving corporation. AMSE and its subsidiaries are collectively referred to as "the Company". All significant intercompany balances and transactions are eliminated in consolidation.

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


	Going Concern

The Company's consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses of $2,176,696 and $7,761,840 in 2000 and 1999, respectively, and has an accumulated deficit of $10,395,979 at December 31, 2000. In management's opinion, the operating deficit (which is largely confined to AMSE corporate activities) is largely the result of the monies the Company has expended in the execution of its aggressive acquisition strategy.

In 1999, the Company completed two acquisitions causing gross loan originations to increase from under $150 million dollars to almost $300 million dollars. In the process the Company invested the capital necessary to complete due diligence and prepare the appropriate documents to complete other strategic acquisitions that will again increase the Company's proforma gross loan origination to a level approaching $1.5 billion dollars. Management is presently waiting for final commitments on the funding necessary to close the additional acquisitions. Should such a closing occur, management believes that the Company should operate profitably and the Company's balance sheet would be favorably affected.

Historically, the Company has been funding its deficit primarily through investor capital and has yet to generate profits from its primary operating activities. Management recognizes that the Company must generate additional resources and attain profitable operations to enable it to continue in business. Management's growth plan estimated that given certain events the Company could achieve critical mass in the year 2001. Since January 2001, management has taken certain steps to reduce central office overhead and to increase loan origination revenue system wide.

						F-7
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company expects to achieve profitability in 2001 by accelerating revenue growth in excess of its expense growth. The operating and administrative infrastructure to manage the growth of the Company is currently in place. Management plans to increase marketing of its mortgage products in the marketplace. The marketing efforts of the Company are dependent upon its ability to fund such efforts; however, there can be no assurance that the Company will reach profitability without accessing additional capital resources. Management intends to generate the necessary capital to operate for the next twelve months by selling common and preferred shares to qualified investors in private placements, and completing certain short term borrowings. There are no assurances that the Company will be able to raise the required capital through the sale of debt or equity securities or have access to other sources of capital on terms that are acceptable.

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

Revenue Recognition and Credit Risks

The Company, as a licensed mortgage company, derives its revenues primarily from mortgage application fees paid by potential borrowers, by brokerage and processing fees, and service release premiums payable by the borrower and others at the time of closing. The brokerage and processing fees are recognized as revenue at the time the loans are closed.

The Company operates in the mortgage banking industry; therefore, it is highly dependent on the status of the economy and interest rates.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, typically seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred.



						F-8

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Intangible Assets

The excess of investment cost over the fair value of net assets acquired (goodwill) is being amortized using the straight-line method over a period of 20 years. The goodwill arose from the acquisitions of Dow, Capital Funding, and Jupiter. Amortization of goodwill for the years ended December 31, 2000 and 1999 were approximately $257,888 and $194,163, respectively.

As a consequence of downturns in the mortgage industry in 1999 and the interest rate increases that occurred during 1999, Dow and Capital Funding operated at cumulative losses since their dates of acquisition. During 1999, an impairment review of these subsidiaries was initiated, pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This review determined that the subsidiaries' estimated future non-discounted cash flows were below its carrying value as a long-lived asset. Accordingly, the Company has recorded impairment charges in 1999 to adjust the carrying value of the goodwill. The adjustments reduced the recorded value of the goodwill by approximately $3,259,300. Management believes that the fair value of the remaining assets approximates the amounts to which it was written down.


Advertising

The costs of advertising, promotion and marketing programs are generally charges to operations in the year incurred. Significant funds were spent in 1999 to launch a nationwide direct mail campaign to market reverse mortgages, and the Company invested advertising money to attract loan correspondents. Total advertising expense was approximately $66,386 and $392,500 for the years ended December 31, 2000 and 1999, respectively.


Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 (SFASS No. 109), "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.
Temporary differences are differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. State minimum taxes are expensed as paid.






						F-9
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss Per Common Share

The Company has adopted SFAS No. 128, "Earnings Per Share." SFAS 128 requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share." The effect of common shares issuable under the terms of the Company's preferred stock outstanding are excluded from the calculation of diluted EPS since the effect is antidilutive. The adoption of SFAS 128 did not have an impact on the Company's reported results.


Stock Based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation plans at fair value. The Company has chosen, in accordance with the provision of SFAS No. 123, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB 25) for its stock plans.
Under APB 25, if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, the Company must recognize compensation expense. SFAS No. 123 will be adopted for disclosure only and will not impact the Company's financial position, annual operating results, or cash flows.

For transactions with other than employees in which services were performed in exchange for stock, the transaction were recorded on the basis of the fair value of the services received or the fair value of the issued equity instrument, whichever was more readily measurable.


Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with an original maturity of three months or less. The Company occasionally maintains cash balances in financial institutions in excess of the federally insured limits.


	Reclassifications

Certain amounts from the 1999 financial statements have been reclassified to conform to the 2000 presentation.





							F-10
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments

Cash, receivables, mortgage loans held for sale, accounts payable and accrued expenses are reflected in the financial statements at fair value due to the short-term nature of these instruments. The fair value of the Company's obligations under credit agreements, as disclosed in Note 3, are the same as the recorded amounts because the rates and terms approximate current market.


New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. The Company does not expect the adoption of this standard to have a material impact on results of operations, financial position or cash flows.


 Statement of Comprehensive Income

 A statement of comprehensive income has not been included, per SFAS No. 130, "Reporting Comprehensive Income," as the Company has no items of other comprehensive income.


Segment Information

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective January 1, 1999. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosers about an enterprise's business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment. As a result, no additional disclosure was required.








						F-11


2.	 PROPERTY AND EQUIPMENT

	Property and equipment consists of the following at December 31:

							2000		1999

		Office equipment			$ 355,463	$ 345,802
		Furniture and fixtures		  244,314	  249,186
		Leasehold improvements		   52,890	   92,226
		Vehicles	  			   47,098	  104,562

		     Total cost			  679,765	  791,776
		Less accumulated depreciation	 (311,207)	 (348,879)

		Property and equipment, net	$ 368,558	$ 442,897


Depreciation expense for the years ended December 31, 2000 and 1999 was approximately $83,656 and $110,200, respectively.


3.	CREDIT AGREEMENTS

	Lines of Credit

The Company maintains several lines of credit with different financial institutions. Interest rates vary, and include prime, prime plus 3%, and a flat 11% per annum. As of December 31, 2000 and 1999, the total amounts outstanding under these lines of credit was approximately $149,000 and $366,000, respectively.


Mortgage Warehouse Agreements

The Company maintains two mortgage warehouse facilities with separate financial institutions to assist the Company in originating and closing mortgages. The Company is liable under these agreements only if defaults occur during a mortgage closing process. As of December 31, 2000, there was approximately $3,961,000 outstanding under one facility and the second facility was unused. As of December 31, 1999, there was approximately $2,639,000 outstanding under one facility and the second facility was unused. Interest paid during 2000 and 1999 for borrowings under these two facilities totaled approximately $86,000 and $121,900, respectively, and was netted against interest revenues.












						F-12
4.	CAPITAL LEASE OBLIGATIONS AND LONG-TERM DEBT

In 1999, the Company acquired certain office equipment under the provisions of various long-term leases and has capitalized the minimum lease payments. The leases have terms from three to four years and are due to expire at various times through 2002 and 2003. As of December 31, 2000 and 1999, the leased property and equipment had a recorded cost of $112,556 and is being depreciated along with other property and equipment (see Note 2)

Future minimum lease payments under the capital lease and the net present value of these future minimum lease payments subsequent to December 2000 are as follows:

		Future minimum lease payments			$119,550
		Less: Amount representing interest		 (42,421)

		Present value of minimum lease payments	  77,071

		Less: Current portion				 (44,471)

		Long-term capital lease obligation		$ 32,600

Future minimum lease payments subsequent to December 31, 2000 are as follows: $44,471 in 2001, $15,100 in 2002, $17,500 in 2003.


5.	LONG-TERM DEBT, CONVERTIBLE DEBENTURES

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

At the time the Company entered into this agreement, the debentures were available for conversion at $6.16 per share. Under the accounting rule known as Emerging Issues Task Force (EITF) Topic D-60, this beneficial conversion feature increases the effective interest rate of the debenture, and as a result, $441,176 has been charged to interest expense in 1999. In connection with the placement of this convertible debenture, the Company issued 185,548 shares of common stock and paid approximately $268,800 in fees to consultants and placement agents, which resulted in additional costs recognized of approximately $1,491,600 in 1999.

In October 1999, the debenture holder converted $750,000 of the principal of the debenture into 152,260 shares of the Company's common stock. Interest expense associated with the conversion was approximately $1,300 and was paid by the issuance of shares of common stock.
							F-13
5.	LONG-TERM DEBT, CONVERTIBLE DEBENTURES, continued

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

During the year 2000 an additional $614,000 of the principal of the debenture was converted by the debenture holder into 368,671 shares of Company common stock.

6.	INCOME TAXES

	A summary of income taxes for the years ended December 31st,  are as follows:
								2000			1999
		Currently payable
		Federal				$       -       	$       -
		State	      			         -       	-
	Deferred tax benefit				669,850	1,220,180
		Income tax benefit			669,850	1,220,180
	Valuation allowance				(669,850)	(1,220,180)

		Net income tax provision	      -


Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax assets at December 31, 2000 and 1999 relate to the following:
			2000			1999

	Net operating loss carryforward	$   1,696,240	$  1,030,740
	Restricted stock awards	                 16,170			19,900
	Financing costs	-     					     284,200
	Valuation allowance			   (1,712,410)	  (1,334,840)

Net deferred income tax asset			$     -     	$     -    _


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








						F-14

6.	INCOME TAXES, continued

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

The Company has available tax net operating loss carryovers ("NOLS") as of December 31, 2000 of approximately $5,650,000. The NOLs will begin to expire in the year 2013. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be significantly limited.

7.	RELATED PARTY TRANSACTIONS

	Notes Receivable

Two shareholders of the Company (the former owners of Capital Funding) each owed the Company $50,000 under promissory notes dated December 31, 1997. These notes bore interest at 6% per annum and the interest was payable annually on December 31st. These notes were due on January 1, 2004. During the year 2000 these notes and the related accrued interest were written off as uncollectible.

	Fees for Service

A shareholder of AMSE formerly acted as financial advisor to the Company. In connection with his services, the shareholder received fees in 1999 consisting of $250,000 in cash and 170,600 shares of common stock, which were issued pursuant to the placement of the convertible debentures (see
Note 5). During 1999, the shareholder also received fees consisting of $74,000 cash and 16,000 shares of common stock were issued pursuant to the acquisition of Capital Funding, and an additional $25,000 has been paid to this shareholder pursuant to the Jupiter acquisition.

	Other
During 2000, the Company's president exchanged 1,000,000 shares of Common Stock (par value $1,000) for 1,000,000 shares of Preferred Stock (par value $1,000). In addition, he converted $213,054 of loans he made to the Company to include deferred salary and items purchased for the Company with personal funds into 426,108 shares of Preferred Stock. In April 2000, the Board of Directors authorized the issuance of an option for the President to acquire 300,000 shares of common stock for $.50 per share under the terms and conditions of the Form A Stock Option Plan (See note 9).

During 1999, the Company's president purchased a vehicle for $5,000, which was approximately net book value at the time of sale. At December 31, 1999, the Company's president owed the Company approximately $20,700 (including accrued interest) under notes bearing interest at 5%.
							F-15
8.	ACQUISITION ACTIVITIES

	Capital Funding

On January 29, 1999, AMSE completed the acquisition of Capital Funding in a tax-free stock exchange. Management of AMSE placed a value of $1,551,648 on the 221,664 shares of common stock issued to the shareholders of Capital Funding, a valuation that was based on the common stock's trading level during the time the acquisition was completed. In addition to the shares of stock issued, AMSE also paid $300,000 in cash to the sellers, incurred costs of approximately $163,800 (including 16,000 shares issued to AMSE's investment banker) and assumed liabilities of approximately $120,000. The cost of the acquisition was allocated to the assets using the purchase accounting method approximately as follows:

	Depreciable tangible property and equipment		$  78,000
	Receivables and other current assets, net			  108,500
	Other assets							   67,000
	Total liabilities							 (160,000)
	Goodwill								1,922,000

		Total							    $ 2,015,500

As a result, Capital Funding became a wholly owned subsidiary of AMSE on this date. The financial statements of the Company include the operating results of the acquired entity since the date of acquisition. The acquisition agreement with Capital Funding also contains an aggregate value guarantee; see Note 9.

Jupiter

On August 18,1999, AMSE completed the acquisition of Jupiter in a tax-free stock exchange. Management of AMSE placed a value of $2,500,000 on the 360,750 shares of common stock issued the shareholders of Jupiter, a valuation that was based on the common stock's trading level during the time the acquisition was completed. In addition to the shares of stock issued AMSE also paid $500,000 in cash to the sellers, incurred costs of approximately $151,300 and assumed liabilities of approximately $349,300. The cost of the acquisition was allocated to the assets using the purchase accounting method approximately as follows:

	Depreciable tangible property and equipment	$   125,100
	Receivables and other current assets, net		     82,790
	Other assets						     12,000
	Total liabilities						   (349,300)
	Goodwill							  3,280,710

		Total							$ 3,151,300

As a result, Jupiter became a wholly owned subsidiary of AMSE on this date. The financial statements of the Company include the operating results of the acquired entity since the date of acquisition. The acquisition agreement with Jupiter also contains an aggregate value guarantee; see Note 9.


							F-16

8.	ACQUISITION ACTIVITIES, continued

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

		1999 Consolidated
		Pro forma (12 months)
		AMSE, Capital Funding and Jupiter
		(Unaudited)

	Revenues						$    6,554,000
	Goodwill and impairment charges		    (3,626,000)
	Other expenses					   (10,535,000)

		Loss from operations			    (7,607,000)
	Interest expense, net					(519,000)

		Net loss					$   (8,126,000)




9.	STOCKHOLDERS' EQUITY

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





							F-17


9.	STOCKHOLDERS' EQUITY, continued

	Preferred Stock

On March 23, 1999, the Company amended its Articles of Incorporation to authorize up to 10,000,000 shares of $0.001 par value Preferred Stock (the "Preferred Stock"). The shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares in each series, the designation thereof and the related rights, preferences and limitations of each series. Specifically the Board of Directors is authorized to fix with respect to each series (a) the dividend rate; (b) redeemable features, if any; (c) rights upon liquidation; (d) whether or not the shares of such series shall be subject to a purchase, retirement or sinking fund provision, (e) whether or not the shares of such series shall be convertible into or exchangeable for shares of any other class and, if so, the rate of conversion or exchange; (f) restriction, if any, upon the payment of dividends on commons stock; (g) restrictions, if any, upon the creation of indebtness; (h) voting powers, if any, of the shares of each series; and (i) such other rights, preferences and limitations as shall not be inconsistent with the laws of the state of Florida.


Series A Convertible Preferred Stock

On October 24, 2000, the Board of Directors authorized the Series A Convertible Preferred Stock consisting of 3,500,000 shares, par value $0.001 per share, such series ranking superior to any other class or series of capital stock of the corporation. The Series A Convertible Preferred Stock is not entitled to receive any dividend. The shares are convertible into common stock on a one for one basis. Each holder of Series A stock shall be entitled to three times the number of votes as the common stock. During the year 2000, 1,000,000 Series A shares were issued to the Company's President in exchange for 1,000,000 shares of common stock, 426,108 Series A shares were issued to the President on a conversion of loans he made to the Company (including deferred salary), and 1,433,000 Series A shares were issued to the former owners of Jupiter Mortgage to finalize the purchase of that subsidiary.


Series B Convertible Preferred Stock

On October 24, 2000 the Board of Directors authorized the Series B Convertible Preferred Stock, consisting of 1,000,000 shares, par value $0.001 per share, such series ranking junior to the Series A Preferred. The Series B Convertible Preferred Stock is not entitled to receive any dividends. The shares are convertible into common stock on a one for one basis. This special series has no voting rights as preferred stock. Upon conversion into common stock the holders shall be entitled to vote. No shares of Series B Convertible Preferred Stock have been issued as of December 31, 2000.



							F-18

9.	STOCKHOLDERS' EQUITY, continued

Series C Convertible Preferred Stock
On October 24, 2000 the Board of Directors authorized the Series C Convertible Preferred Stock, consisting of 900,000 shares, par value $0.001 per share, such series ranking junior to the Series A and Series B Preferred. The Series C Convertible Preferred Stock is not entitled to receive any dividends. In the event of liquidation, the Series C stockholders are entitled to an amount per share equal to $.3281 and no more. The shares are convertible into common stock on a one for one basis. This series has no voting rights as preferred stock. Upon conversion into common stock, the holders shall be entitled to vote. During the year 2000, 400,000 Series C Preferred Stock were issued to the former owners of Capital Funding to finalize the purchase of that subsidiary.

Dow Guarantee Acquisition

In conjunction with the acquisition of Dow in July 1998, the Company agreed to an aggregate value guarantee for the 550,000 shares of the Company's common stock issued in that transaction. If, at such time a registration statement has been declared effective by the U.S. Securities and Exchange Commission (the initial measurement date) and the value of the shares at the date is not at least $2,750,000, then the Company shall issue additional shares so that the total shares received by the former Dow shareholders multiplied by the then fair market value (as defined) equals $2,750,000. There is also an additional measurement date if an underwriter of a public offering of the Company's stock imposes a lock-up on the the stock issued to the former Dow shareholders; this date is one year after the expiration of the lock-up period, and the adjustment formula is similar to the initial formula. The Company issued 858,895 shares of Series A Preferred Stock pursuant to this provision during 2000.

	Capital Funding Acquisition

In conjunction with the acquisition of Capital Funding on January 29, 1999, the Company agreed to an aggregate value guarantee for the 221,664 shares of the Company's common stock issued in that transaction. If the value of the shares issued in the acquisition are not at least $6.42 per share on January 29, 2000, the Company must issue additional shares so that the total shares received multiplied by the then market value (as defined) equals this guaranteed amount. As of January 29, 2000, the first year anniversary of this transaction the value of the shares issued in the acquisition were less than $6.42 per share. The Company issued 400,000 shares of Series A Preferred Stock pursuant to this provision during 2000.

	Jupiter Mortgage Acquisition

In conjunction with the acquisition of Jupiter on August 18, 1999, the Company agreed to an aggregate value guarantee for the 360,750 shares of the Company's common stock issued in that transaction. If the value of the shares issued in the acquisition are not at least $7.00 per share at the first anniversary of the transaction, i.e. August 2000, the Company must issue additional shares so that the total shares received multiplied by the then market value (as defined) equals this guaranteed amount. The Company issued 1,433,000 shares of Series A Preferred Stock pursuant to this provision during 2000.
						F-19
9.	STOCKHOLDERS' EQUITY, continued

Vistra Growth Partners, Inc.

In February 2000, AMSE entered into a termination agreement with its former financial advisor, Vistra Growth Partners, Inc.; and Louis Weltman. The number of shares potentially to be issued (1,092,857 shares) was determined based on Vistra's efforts and services prior to the termination and were to be earned upon the closing of certain open matters. None of these matters closed, therefore, management believes that all of these shares will not be issued.


	Stock Purchase Agreement, Debentures, and Warrants

As described in Note 5, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued $2,500,000 of 3% convertible debentures, which are due on May 6, 2002, and common stock purchase warrants for 34,383 shares at $8.70 per share, which expire on May 31, 2004. Warrants were also issued to placement agents involved in this transaction in the aggregate of 17,241 warrants with an exercise price of $8.70 and an expiration date of May 31, 2004. The Securities Purchase Agreement, among other terms, allows the Company to require the buyer to purchase additional convertible debentures up to $7,500,000, as long as AMSE's stock price remains above $5.75 per share. The holder of the debentures may take the interest in either cash or Company common stock. The debentures are convertible into common stock at the option of the holder. The conversion price is the lower of (a) $8.70 per share, or (b) 85% of the average closing bid price for the common stock for five of the past 20 trading days ending immediately before the conversion. In connection with the placement of this convertible debenture, the Company issued 185,548 shares of common stock and paid $268,800 in fees to consultants and placement agents, which resulted in additional costs recognized of approximately $1,491,600 in 1999

In October 1999, the debenture holder converted $750,000 of the principal of the debenture into 152,260 shares of the Company's common stock. Interest expense associated with the conversion was approximately $1,300 and was paid by the issuance of shares of common stock.

During the year 2000, an additional $614,000 of the principal of the debenture was converted by the debenture holder into 368,671 shares of the Company common stock.


	Restricted Stock Awards

During 2000 and 1999, a total of 12,600 and 151,300 restricted shares of the Company's common stock were granted to certain employees with a market value of $12,600 and $151,300, respectively. These amounts were recorded as unearned compensation, restricted stock and are shown as a separate component of stockholder's equity. Unearned compensation is being amortized to expense over the three-year vesting period and, net of forfeitures, amounted to $91,415 and $46,486 in 2000 and 1999, respectively.

							F-20
9.	STOCKHOLDERS' EQUITY, continued

	Stock Option Plan
On March 15, 1999, the shareholders of the Company approved the adoption of a stock option plan. The plan calls for a maximum of 2,000,000 incentive stock options and 500,000 non-qualified stock options to be issued, at the discretion of the Board of Directors, over the next ten years.

Terms of the options, when issued, are as follows: (a) for non-qualified options, the term of the option may exceed ten years, the options may be granted to any eligible person with the remaining terms to be determined by the designated Board Committee; and (b) for incentive options, the term of the option may not exceed ten years, the exercise price may not be less than the fair market value of the optioned share on the date of grant, the option may contain vesting provisions, and the option may contain other terms to be determined by the designated Board Committee. When options are granted under this plan, the company will account for such options under SFAS No. 123 which requires entities that account for awards of stock-based compensation to employees in accordance with APB 25 to present pro forma disclosures of results of operations and earnings per share. This pro forma disclosure presents the results of operations as if compensation cost was measured at the date of grant based on the fair value of the award.
The fair value for options will be estimated, at the date of grant, using a Black-Scholes option-pricing model. The Black-Scholes option pricing model uses the following weighted-average assumptions, (a) a risk-free interest rate, (b) a dividend yield, (c) a volatility factor of the expected market price of the Company's common stock and (d) the weighted-average expected life of the options. The Black Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Non-Qualified Stock Option Plan

Pursuant to the Non-Qualified Plan (the "Non-ISO Plan"), options to acquire a maximum of 500,000 shares, but not more than two percent (2%) of the total authorized shares of the Company may be granted to any person who performed services for the Company and its subsidiaries. Non-qualified stock options may be at any price designated by the Committee on the date of grant. Options granted under the Plan may have maximum terms of not more than ten (10) years and are not transferable except by will or the laws of descent in distribution.

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
							F-21
9.	STOCKHOLDERS' EQUITY, continued

Non-Qualified Stock Option Plan, continued

Until the closing of an underwritten public offering by the Company pursuant to a registration, filed and declared effective under the Securities Act of 1933 covering the offer and sale of the Company's common stock for the account of the Company, the Company has the right of first refusal to acquire any shares which were required pursuant to the exercise of options to the Company and the Company shall have the right to repurchase any option shares following holder's termination of services or affiliation with the Company for any reason at the original exercise price of the option.

Other Option Plans

In April 2000, the Board of Directors granted options pursuant to two special option plans which have been designated Form A & B. Form A was developed as an anti-dilution option plan to protect the Company in the event of any takeover attempt. Form B was developed to recognize certain shareholders who had supported the Company with cash and/or significant personal efforts during the past two years.

All shares issued pursuant to these two forms will be restricted shares. The restrictions call for volume limitations that state that a person or persons whose shares are aggregated may not sell within any three month period a number of shares which exceeds the greater of 1% of the then outstanding shares of the Company's Common Stock or the average weekly trading value during the four calendar weeks prior to such sale.

The Board of Directors authorized the issuance of Form A options to acquire 700,000 shares and Form B options to acquire 500,000 shares at $.50 per share. All options, regardless of form, will convert into restricted shares under Rule 144. In addition, by accepting these options, the optionees agree to grant voting rights on the underlying shares to the Company. This assignment of voting rights expires upon arm's length sale of underlying shares into the market.

	The following table summarizes the Company's stock option activity:

										Exercise
								Shares	    Price

		Outstanding at beginning of year	-			-

		Granted in 2000
			Form A				700,000		$ .50
			Form B				500,000		$ .50

			Exercised				-			-

		Expired					-			-
								________		___
		Outstanding and exercisable at
			end of year				1,200,000		$ .50

							F-22

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in various locations as well as certain office equipment and a vehicle. Future minimum lease payments subsequent to December 31, 2000 under these operating leases are as follows: $225,075 in 2001, $157,166 in 2002, $130,289 in 2003 and $1,445 in 2004. Rent
expense for the years ended December 31, 2000 and 1999 was $397,316 and $415,224, respectively.


Litigation

From time to time, the Company is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Company. At December 31, 2000, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Company.


11.	NET LOSS PER SHARE

For the year ended December 31, 2000 and 1999, basic and diluted weighted average common shares include only common shares outstanding. The inclusion of common share equivalents would be anit-dilutive and, as such, they are not included. However, the common stock equivalents, if converted, would have increased common shares outstanding at December 31, 2000 and 1999 by 6,654,934 and 869,123 shares, respectively. The December 31, 2000 equivalents are comprised of 4,118,003 preferred shares, 1,250,000 shares related to convertible debentures, 1,200,000 related to the stock option plan and 86,931 shares applicable to the warrants at December 31, 2000.

A reconciliation of the number of shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:


      					          2000                 1999
    							(Preferred)	(Common)	(Common)


	Shares outstanding at December 31,
	     2000 and 1999 			4,118,003	9,406,326	7,690,262

	Effect of weighting			(3,928,043)	  (240,326)	 (781,017)

     Weighted average shares outstanding	   189,960	9,166,000	6,909,245






							F-23

12.	NOTE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-Cash Investing and Financing Activities		2000		1999

Acquisition of net tangible assets for stock
(See note 8)							$		$
222,910

Acquisition of goodwill for stock (See note 8)				 5,202,710

Conversion of debentures payable for stock
(See notes 5 and 9)						614,000	   750,000

Issuance of restricted stock to employees
 (See note 9)							 12,600	   151,300

Issuance of stock for investment services
 (See notes 7 and 8)								    40,000

Conversion of related party debt to preferred stock
(See note 7)							213,054


Other

On September 30, 1999, the Company transferred its ownership interest in Capital Funding to Jupiter and Jupiter became the sole surviving entity. Since no change in ownership of the entities occurred, the transfer was recorded at historical cost in a manner similar to a pooling of interest (See note 8).

During 2000, the Company's president exchanged 1,000,000 shares of Common Stock (par value $1,000) for 1,000,000 shares of Preferred Stock (par value $1,000) (See note 7). The exchange was recorded at par value.


13.	SUBSEQUENT EVENT

In February 2001, 1,250,000 shares of common stock was issued in exchange for $1,136,000 of convertible debentures outstanding.













						F-24