Form 10-Q
period 2001-03-31
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2001-05-15
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25803

AMERICA'S SENIOR FINANCIAL SERVICES, INC.
 -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                    Florida	               65-0181535
-------------------------------------------------	-----------------------------
(State or other jurisdiction of 	(I.R.S. Employer Identification No.)
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
Yes 	       X       	No

Number of shares outstanding of each of the issuer's classes of common equity:

As of March 31, 2001, the Company had a total of 11,724,428 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

Transitional Small Business Disclosure Format:	Yes [   ]		No	[ X ]






AMERICA'S SENIOR FINANCIAL SERVICES, INC.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2001



INDEX

	PAGE NO.
	--------------
PART I
Item 1.	Financial Statements	3-6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	7-12

PART II
Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities	13
Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES	14












2
AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS							31-Mar 01		31-Dec-00
							(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents				$    694,535	$   463,079
Brokerage fees receivable			   	     626,349	    289,891
Employee advances				         		  -	            1,300
Mortgage loans held for sale				  26,384,700	  3,976,845
Prepaid expenses					 	     415,843	    346,561

TOTAL CURRENT ASSETS 		 	  		  28,121,427	  5,077,676

PROPERTY AND EQUIPMENT, net				     353,022	    368,558

OTHER ASSETS
Goodwill, net						   4,774,480	  4,838,953
Notes receivable						     250,000          250,000
Other assets						      73,877	     73,585

	TOTAL OTHER ASSETS 				   5,098,357	  5,162,538

	TOTAL							$ 33,572,806      $10,608,772

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt
 and capital lease obligations 			 $    15,795	$    44,471
Lines of credit						     650,905	    149,091
Warehouse lines of credit				  26,266,734	  3,961,286
Accounts payable						     763,785	    648,415
Accrued liabilities					   1,057,330	  1,026,085

	TOTAL CURRENT LIABILITIES			  28,754,549	  5,829,348

CAPITAL LEASE OBLIGATIONS, less current portion	      46,519	     32,600

LONG TERM DEBT, convertible debentures		          -	 	  1,136,000

STOCKHOLDERS EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares
Authorized, 4,118,003 shares issued
 and outstanding		         			       4,285	       4,118
Common stock, $0.001 par value; 25,000,000 shares
Authorized, shares issued and outstanding, 11,724,428 at
March 31,2001 9,406,326 at December 31, 2000.	      11,724	       9,406
Additional paid in capital				  14,428,042        14,086,285
Retained earnings (deficit)				  (9,624,707)   	 (10,395,979)
Unearned compensation  restricted stock		     (47,606)	     (93,006)

	TOTAL STOCKHOLDERS' EQUITY			   4,771,738	   3,610,824

TOTAL								$ 33,572,806     	$ 10,608,772
See notes to consolidated financial statements
3
AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE  SHEETS
(UNAUDITED)

							       THREE MONTHS
							     ENDED MARCH 31,

							2001		2000

REVENUES						$1,947,612      $1,498,793

EXPENSES:
Payroll and related expense			 1,324,837 	     1,259,006
Administrative, processing, and occupancy	   533,073	       517,801
Depreciation				          21,120	        21,800
Goodwill amortization			          64,473	        64,472
Acquisitions, mergers and
investment related expense		 	   210,949

		TOTAL EXPENSES			 2,154,452		1,863,079

	LOSS FROM OPERATIONS			  (206,840)		 (364,286)

OTHER

Interest Income				    	        		   (3,632)
Interest expense				           8,578	  	   16,340

		Total other, net	 	  	     8,578	         12,708

INCOME/(LOSS BEFORE EXTRAORDINARY ITEMS
AND INCOME TAXES					  (215,418)		 (376,994)

EXTRAORDINARY ITEMS
Gain on settlement of Debenture
(No applicable income tax)			   986,690


PROVISION FOR INCOME TAXES				-		-     _

		NET INCOME/(LOSS)			   771,272	        (376,994)

INCOME/(LOSS PER COMMON SHARE:
Basic							$    0.066		$    (.046)

Diluted						$    0.066		$    (.046)

Weighted average common shares outstanding 11,724,428	  	  8,284,328





See notes to consolidated financial statements

AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

							       THREE MONTHS
							     ENDED MARCH 31,

CASH FLOWS FROM OPERATING ACTIVITIES		2001		2000

Net Income / (Loss)					$ 771,272 	$ (376,994)

Adjustments to reconcile net income / (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization			   	   85,593	     86,272
Extraordinary item settlement of debenture	 (986,690)
Common stock issued for services			  359,638	    155,955
Common stock issued for deposits			         	     25,000
Changes in certain assets and liabilities:
Brokerage fee receivable				 (336,458)	    (32,639)
Employee advances					          1,300 	     (4,319)
Prepaid expenses						  (69,282)	    (99,451)
Other current assets and liabilities, net				       (292)	      47,302
Accounts payable						 (267,406)	    115,475
Accrued liabilities					  416,313	   (173,694)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES					  (26,012)	   (257,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase / Sale of property and equipment		   (5,584)		2,380
Acquisition expenditures, net of cash required	      -	   (121,935)
Increase in Mortgage loans				 (102,407)	 (2,623,638)

NET CASH USED IN INVESTING ACTIVITIES		 (107,991)   (2,743,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	   30,000	    112,292
Other capital contributions				     -	      6,035
Net borrowings under line of credit			  501,814     2,535,615
Due from shareholder				   	    -	           20,734
Change in long-term debt				 (166,355)	   	 (317)

NET CASH PROVIDED BY FINANCING ACTIVITIES	 	  365,459     2,674,359

NET INCREASE /(DECREASE IN CASH AND CASH
EQUIVALENTS							  231,456      (325,927)

CASH AND CASH EQUIVALENTS, beginning of period	  463,079       402,373

 CASH AND CASH EQUIVALENTS, end of period		$ 694,535	     76,446


See notes to consolidated financial statements

AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

(continued)
							       THREE MONTHS
							     ENDED MARCH 31,

								2001			2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash during the period		$  7,581	$   4,752
Income taxes paid in cash during the period			        -		         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the first quarter 2001, the Company recognized $20,400 of expense related  to the vesting of restricted stock issued to employees.
During the first quarter 2001, the Company issued 1,313,800 shares valued at
 $307,683 for services.
During the first quarter 2001, the Company issued 1,375,000 shares valued at $171,875 for settlement of the debenture lawsuit. This included shares for professional assistance in settlement of this lawsuit.

	PART I

ITEM 1.	FINANCIAL STATEMENTS

Note 1, Basis of Presentation

The unaudited, condensed, consolidated financial statements included herein, commencing at page 3, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 13, 2001.

Note 2, Gain / Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted income or losses per share for all periods presented are the same since the Company's convertible debentures, stock options, and warrants are anti-dilutive.

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

Note 4, Convertible Debentures

	In May 1999, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued $2,500,000 of 3% convertible debentures, which if still outstanding, would have been due on May 6, 2002, and common stock purchase warrants for 34,383 shares at $8.70 per share, which expire May 31, 2004. The Securities Purchase Agreement, among other terms, allowed the Company to require the buyer to purchase additional convertible debentures up to $7,500,000, if certain criteria were met with regard to the trading prices and activity of the Company's common stock. These criteria were not met. The holder of the debentures had the option to take the interest due them in either cash or Company common stock. The debentures were convertible into common stock at the option of the holder, and were converted at a price of the lower of (a) $8.70 per share, or (b) 85% of the average closing bid price for the common stock for 5 of the 20 trading days ending immediately before the conversion. At the time the Company entered into this agreement the debentures would be convertible at $6.16 per share of the Company's common stock. The Company and the debenture holder subsequently disagreed on the holder's practices regarding their sale of the Company's securities into the market. As a result of this disagreement, all requests for additional conversions were suspended. On September 11, 2000 the Company was served a Complaint filed in U.S.District Court, Southern District of New York, by Fennell Avenue LLC against America's Senior Financial Services, Inc. The suit sought damages for our refusal to deliver certain shares of our common stock to the Plaintiff upon Plaintiff's conversion of certain of our convertible debentures. We believe that we were justified refusing the request for conversion and vigorously defended this matter. The Plaintiff sought the balance of the principal amount of the convertible debenture, accrued interest, any profit they would have received upon conversion of the debenture into common stock, attorney's fees and such other relief as the Court may deem just and proper.


During the first quarter of 2001 the lawsuit was settled and the Company issued 1,250,000 shares of common stock in exchange for $1,153,045 of debt. The plaintiff must comply with certain restrictions regarding the eventual sale of this stock into the market. The terms of the restrictions are contained in the settlement that can be viewed on the Form 8-K that was filed on March 1, 2001. As a result of this settlement, the matter is considered closed, so long as the Plaintiff complies with the restrictions as discussed in the 8K. An extraordinary gain of $986,690 resulted from this transaction.
						8

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

Note 6, Secured Convertible Demand Promissory Note

During 2000 the Company paid off several outstanding lines of credit, retiring $210,000 in short term debt. The Company executed a $259,000 secured convertible demand promissory note with a third party, which retired the above-mentioned lines of credit and provided the Company with additional working capital. The Company also funded certain types of loans through such third party's mortgage subsidiary. Subsequent to this filing, the $259,000 note referenced above has been paid off from working capital, and the creditor has returned the original note and all collateral to the company as paid.













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

RESULTS OF OPERATIONS

Total Revenues from loan operations for the three-month period ending March 31, 2001 increased by $448,819 to $1,947,612, up from $1,498,793 (+30%) for the three-month period ending March 31, 2000. This growth in revenues is primarily attributable to sales increases in the Company's loan origination platform. The Company believes that it has directly benefited from demand created by declining interest rates, and further believes that our results also demonstrate our ability to capture greater sales from existing units while continuing to execute our consolidation strategy. In the 1st quarter 2000, the Company operated 14 units. As a result of consolidation efforts carried out during the second half of 2000, the Company operated 8 loan origination centers during the first quarter of 2001. Yet despite this intentional reduction in loan origination offices, there was a significant increase in loan origination resulting in a better incremental profit per loan. In other words, the Company increased sales using fewer assets and with lower costs per loan. Although there can be no assurances that this trend will continue, the Company believes that new opportunities for additional mortgage loan origination are surfacing and that the overall economic climate is such that further interest rate declines are likely to occur. This should increase demand for our services even more. Therefore, the Company believes that its sales trend could continue through the 3rd quarter 2001. It should be noted that while these interest rate declines have benefited the Company, our primary source of business continues to be the origination of purchase money mortgages, not refinance activity.

Total expenses from ALL operations (production related and corporate office related) for the three-month period ended March 31, 2001 were $2,154,452 versus $1,863,079 (+15%) for the three-month period ended March 31, 2000. Though this is an increase in total dollars, actual operational costs decreased in relationship to revenues produced. This improvement in expenses is partially attributable to the ongoing consolidation strategy that will ultimately result in the Company combining all its back office and production processes into its Jupiter Mortgage Corporation subsidiary. As discussed above, this strategy was publicly announced in June 2000 and is almost complete. The Company expects that by the end of the 2nd quarter 2001 all operating functions will be combined at the Jupiter corporate office. At that time most of the Company's duplicated back office processes will have been eliminated into one production platform which will be Jupiter Mortgage Corporation.


Included in the above expenses are AMSE corporate office expenses of $252,497. These are from accruals and other operational costs, of which $224,574 was non-cash related to the amortization of marketing and advisor contracts that date back into the prior year. These expenses are NOT directly attributable to the Company's loan production. In addition, the corporate office expensed some of the costs associated with the creation of a valuation report to determine how an outside financial analyst would value the Company given its improving balance sheet and sales performance. The financial analyst is expected to make the report available to the public during the upcoming 2nd quarter.

Total other expenses for the three-month period ended March 31, 2001 were $8,578 versus $12,708 (-33%) for the three-month period ended March 31, 2000. This is attributable to lower interest costs.

Therefore, Income (EBITDA BASIS) from actual loan operations for the three-month period ended March 31, 2001 was $120,490.

Total Income from ALL sources (EBITDA BASIS) for the three-month period ended March 31, 2001 was $865,443 or 7.4 cents income per common share outstanding, compared to a loss of $274,382 or 3.3 cents loss per share for the comparable three month period ended March 31, 2000. This represents a bottom line improvement of $1,139,825 over the prior year's results.




LIQUIDITY AND CAPITAL RESOURCES

As previously discussed, the Company has been seeking to raise working and expansion capital through the sale of its securities. As a result of the Company's improving balance sheet and increased sales trend institutional investors have made several investment proposals. Although there can be no assurances that any agreements will be reached, the Company is actively negotiating several major transactions which if concluded could provide the Company with additional working capital and funds for additional acquisitions.


















	PART II

ITEM 1.  LEGAL PROCEEDINGS

During the first quarter 2001, the Company settled a lawsuit filed by a former landlord. The matter has been dismissed to the mutual satisfaction of the parties and is considered to be non-material.

	On April 9, 2001 a legal action was filed by Michael Shelley, a former director of the company who was recently removed from his position by a majority vote of the shareholders. The former director has sued the Company's Chairman, Nelson A. Locke, in a derivative action on behalf of the Corporation alleging mismanagement and other matters. The Company's Board of Directors intends to thoroughly investigate these allegations. The Company's Chairman believes this action to be without merit and a continuation of the former director's behaviors which resulted in his removal from the board.

ITEM 2.  CHANGES IN SECURITIES

During the first quarter of 2001, the Company issued 1,313,800 shares of our common stock for services to be rendered and cancelled 370,700 shares of stock that had been issued in previous periods for services. The Company also issued 1,375,000 shares of common stock for the settlement of the lawsuit filed by the debenture holder. This represents stock issued to the debenture holder (which is subject to strict restrictions regarding re-sale) and for professional services associated with the negotiation of this settlement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits.

1.	Financial Statements begin on page F-1.

2.	Exhibits: None.

(b) Reports on Form 8-K.
1. Form 8-K was filed on February 6, 2001, subsequently amended on March 27, 2001, regarding the change of the Company's Certifying Accountant.

2. A Form 8-K was filed on March 1, 2001 regarding the settlement of the lawsuit filed by the Debenture holder.

						13

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		AMERICA'S SENIOR FINANCIAL SERVICES, INC.

Dated: May 14, 2001 	By:_/s/Nelson  A. Locke______________________
			Nelson A. Locke, President
				Chief Executive Officer

				By: /s/Dean J.Girard___________________________
				Dean J. Girard
				Principal Accounting Officer
























