Form 10-Q
period 2001-06-30
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2001-08-15
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25803

AMERICA'S SENIOR FINANCIAL SERVICES, INC.
 -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                    Florida	        		       65-0181535
-------------------------------------------------  ------------------
(State or other jurisdiction of 	(I.R.S. Employer Identification No.)
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

As of June 30, 2001, the Company had a total of 12,824,428 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

Transitional Small Business Disclosure Format:	Yes [   ]		No	[ X ]






AMERICA'S SENIOR FINANCIAL SERVICES, INC.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2001



INDEX

	PAGE NO.
	--------------
PART I
Item 1.	Financial Statements	3-6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	7-12

PART II
Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities	13
Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES	14
































2
AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS							30-June-01	31-Dec-00
							(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents			$    476,382	$   463,079
Brokerage fees receivable		           715,965	    289,891
Employee advances				            13,784	      1,300
Mortgage loans held for sale			  27,644,365	  3,976,845
Prepaid expenses					     393,471	    346,561

TOTAL CURRENT ASSETS 		 	 	  29,243,967	  5,077,676

PROPERTY AND EQUIPMENT, net			     334,682	    368,558

OTHER ASSETS
Goodwill, net					   4,710,007	  4,838,953
Notes receivable					     250,000          250,000
Other assets					      70,151	     73,585

	TOTAL OTHER ASSETS 			   5,030,158	  5,162,538

	TOTAL						 $34,608,807      $10,608,772

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt
 and capital lease obligations 	    $        9,550	$    44,471
Lines of credit					     638,543	    149,091
Warehouse lines of credit			  27,483,707	  3,961,286
Accounts payable					     632,427	    648,415
Accrued liabilities				   1,108,372	  1,026,085

	TOTAL CURRENT LIABILITIES		  29,872,599	  5,829,348

CAPITAL LEASE OBLIGATIONS, less current portion 43,785	     32,600

LONG TERM DEBT, convertible debentures	          -	 	  1,136,000

STOCKHOLDERS EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares
Authorized, 4,284,669 shares issued
 and outstanding		         		      4,285	            4,118
Common stock, $0.001 par value; 25,000,000 shares
Authorized, shares issued and outstanding, 12,824,428 at
June 30,2001 9,406,326 at December 31, 2000.   12,824	            9,406
Additional paid in capital			 14,795,317        14,086,285
Retained earnings (deficit)			(10,575,660)      (10,395,979)
Income Year to Date			 	    455,657	   	    (93,006)

	TOTAL STOCKHOLDERS' EQUITY		  4,692,423	  	  3,610,824

TOTAL						     $ 34,608,807       $10,806,772
See notes to consolidated financial statements
3
AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATMENTS
(UNAUDITED)
					       THREE MONTHS	SIX MONTHS
					     ENDED MARCH 31,       ENDED JUNE 30,
					2001	    2000	  	2001	 	 2000

REVENUES			$1,793,260      $1,904,410	$3,740,871	$3,403,203

EXPENSES:
Payroll and related
Expenses			 1,354,093	 1,259,341		2,678,927	 2,518,347
Administrative, processing
and occupancy		   450,721	  1,289,296	  	 983,799	 1,807,097
Depreciation		    21,120 	     21,802	    	  42,239	    43,602
Goodwill amortization	    64,473	     64,472	 	 128,946 	   128,944
Acquisitions, mergers
and investment related
expense			   191,522		 		 402,471

	TOTAL EXPENSES	 2,081,929	 2,634,911		4,236,382	 4,497,990

LOSS FROM OPERATIONS	 (288,669)	 (730,501)		(495,511)   (1,094,787)

OTHER

Interest Income		  		  		  			    (3,600)
Interest expense	        26,946	   25,677		  35,524	    41,985

	Total other, net    26,946       25,677	   	  35,524 	    38,385

INCOME/(LOSS BEFORE EXTRAORDINARY ITEMS
AND INCOME TAXES		(315,615)	 (756,178)	 	(531,035)	(1,133,172)

EXTRAORDINARY ITEMS
Gain on settlement of Debenture
(No applicable income tax)		  		  	 986,690


PROVISION FOR INCOME TAXES			         -	        -     _  	       -	        -

	NET INCOME/(LOSS) (315,615)	 (756,178)	 	 455,655	(1,133,172)

INCOME/(LOSS PER COMMON SHARE:
Basic				$ (0.025)	$    (0.084)	 $ 0.047	  $ (0.131)

Diluted			$ (0.025)	$    (0.084)	 $ 0.047	  $ (0..131)

Weighted average common
shares outstanding   12,824,428	 8,958,942		9,625,227	 8,659,083


See notes to consolidated financial statements

AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

						       SIX MONTHS
						     ENDED JUNE 30,

CASH FLOWS FROM OPERATING ACTIVITIES	2001		2000

Net Income / (Loss)					$ 455,655 	$ (1,133,172)

Adjustments to reconcile net income / (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization			    	  171,185		172,546
Extraordinary item settlement of debenture	 (986,690)
Common stock issued for services			  595,938	    	161,486
Common stock issued for deposits			            		      25,000
Changes in certain assets and liabilities:
Brokerage fee receivable				(426,075)	       (3,499)
Employee advances					   	 (12,484) 	       (6,432)
Prepaid expenses					   	 (46,910)	     	(75,863)
Other current assets and liabilities, net		  (2,564)	       60,719
Accounts payable					  	 (11,426) 	  	277,334
Accrued liabilities					 (16,975)	     (173,694)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES				  	(280,346)	     (695,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase / Sale of property and equipment		 (8,363)	       (4,503)
Acquisition expenditures, net of cash required      -			460,219
Increase in Mortgage loans				  (42,105)	   (1,228,857)

NET CASH USED IN INVESTING ACTIVITIES	 	 (50,468)	     (773,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	   30,000		112,292
Other capital contributions				      -	        6,035
Net borrowings under line of credit			  483,206	 	990,036
Due from shareholder				         -			 20,734
Change in long-term debt				 (169,089)	        1,579

ET CASH PROVIDED BY FINANCING ACTIVITIES	 	 344,117	    1,130,676

NET INCREASE /(DECREASE IN CASH AND CASH
EQUIVALENTS					    		  13,303	   (338, 040)

CASH AND CASH EQUIVALENTS, beginning of period	  463,079	     402,373

 CASH AND CASH EQUIVALENTS, end of period		$ 476,382	       64,333


See notes to consolidated financial statements

AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

(continued)
							       SIX MONTHS
							     ENDED JUNE 30,

							2001		  	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash during the period	$ 25,949		$  7,194
Income taxes paid in cash during the period   -		         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the first quarter 2001, the Company recognized $20,400 of expense related  to the vesting of restricted stock issued to employees.
During the first quarter 2001, the Company issued 1,313,800 shares valued at
 $307,683 for services.
During the first quarter 2001, the Company issued 1,375,000 shares valued at $171,875 for settlement of the debenture lawsuit. This included shares for professional assistance in settlement of this lawsuit.
During the second quarter 2001, the Company issued 990,000 shares valued at $106,450 for services.
During the second quarter 2001, the Company issued 110,000 shares for employee retention.

	PART I

ITEM 1.	FINANCIAL STATEMENTS

Note 1, Basis of Presentation

The unaudited, condensed, consolidated financial statements included herein, commencing at page 3, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 13, 2001.

Note 2, Gain / Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which equires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted income or losses per share for all periods presented are the same since the Company's convertible debentures, stock options, and warrants are anti-dilutive. Earnings per share from continuing operations equated to (0.025) for the period ending June 30, 2001. Year to date earnings per share from continuing operations equated to (0.055) Earnings per share for the extraordinary item of the debenture settlement equated to 0.102. For the year 2001 to date, total earnings per share are 4.7 cents.


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

At this writing, the Company has complied with all the terms of the Settlement Agreement and the Plaintiff is in default. The Plaintiff has failed to comply with certain reporting requirements and has failed to respond to the Company's numerous requests for information, to both the Plaintiff directly and its counsel(s). As a direct result, the Company is preparing legal action against the Plaintiff to enforce the Settlement Agreement.


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

Note 6, Secured Convertible Demand Promissory Note

During 2000 the Company paid off several outstanding lines of credit, retiring $210,000 in short term debt. The Company executed a $259,000 secured convertible demand promissory note with a third party, which retired the above-mentioned lines of credit and provided the Company with additional working capital. The Company also funded certain types of loans through such third party's mortgage subsidiary. Subsequent to this filing, the $259,000 note referenced above has been paid off from working capital, and the creditor has placed the original note and collateral with the Company's special counsel pending completion of a final compliance audit by the parties.

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


RESULTS OF OPERATIONS

Total Revenues from loan operations for the three-month period ending June 30, 2001 were $1,793,260 versus $1,904,411. Total Revenues for the six-month period ending June 30, 2001 were $3,740,871 versus $3,403,203 for the comparable period in 2000. This is an increase over the prior year of $337,668 or 10 percent. The Company's forward mortgage origination platform experienced a sales increase year to date 2001 directly benefiting from demand created by declining interest rates and from our internal focus on better execution. We believe that these results demonstrate our ability to capture greater sales from existing units while continuing to execute our strategy for "organic growth". For example, during the six-month period ending June 30, 2001 the Company operated 11 offices -down from 14 offices during the prior year. This demonstrates that we continued to increase sales while closing unprofitable units. However, the Company's reverse mortgage origination platform experienced a sales "slowdown" as management restructured the operation. The Company made major changes in personnel and modified its reverse mortgage marketing concept significantly. These changes are being implemented now and results should show in the second half of the year 2001. These changes include a renewed focus on the HUD approved "Applicant Assistance Program" which allows qualified financial services professionals to benefit when they identify reverse mortgage clients and provide them to the Company. We also made proposals to certain of our Industry Partners to re-invigorate our reverse mortgage marketing efforts nationwide, but on a more limited basis than in 1999 and 2000. The emphasis outside Florida and Colorado has been changed to one of lead generation only with the Company receiving fee income for partnering with other sources that can more effectively process and close the "out of area" loans.




10





However, the Company continues to seek out a federally chartered savings and loan which would allow the Company to expand both its forward and reverse mortgage originations to a nationwide reach, without the onerous expense of individual state licensing and regulatory compliance issues.


Total expenses from ALL operations (production related and corporate office related) for the three-month period ended June 30, 2001 were $2,081,929 versus
$2,634,911 (-21%) for the three-month period ended March 31, 2000.    Total
expenses for all operations for the six-month period ended June 30, 2001 were 4,236,382 versus 4,497,990 (-6%) for the period ended June 30, 2000.
Operational costs decreased in relationship to revenues produced. This improvement in expenses is partially attributable to the ongoing consolidation strategy that will ultimately result in the Company combining all its back office and production processes into its Jupiter Mortgage Corporation subsidiary. As discussed above, this strategy was publicly announced in June 2000 and is almost complete. In June 2000 the Company had 3 duplicated back office operations. By the end of the 2nd quarter 2001 most of these duplicated functions had been combined into one. While certain branch office processing functions will be preserved the Company's loan operations, accounting, personnel, and certain marketing functions have been centralized.

Included in the above expenses for the second quarter 2001 are AMSE corporate office expenses of $271,802. These are from accruals and other operational costs NOT directly attributable to the Company's loan production, of which $207,932 was non-cash. These expenses are related to the amortization of marketing and advisor contracts that date back into the prior year. In addition, the corporate office expensed costs associated with the creation of a valuation report to determine how an outside financial analyst would value the Company given its improving balance sheet and sales performance. The report was made public in July 2001, and is available at the Company's website for downloading and review.

Total other expenses for the three-month period ended June 30, 2001 were $26,946 versus $25,677 (+5%) for the three-month period ended June 30, 2000. Total other expense for the six-month period ended June 30, 2001 were $35,524
versus $38,385 (-7%).    This reduction was attributable to lower interest
costs.

Therefore, Income (EBITDA BASIS) from actual loan operations for the three month period ended June 30, 2001 was $60,966. Income (EBITDA BASIS) from actual loan operations for the six-month period ended June 30, 2001 was $181,456.





11













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






































						12





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

	On June 25, 2001, a sedond lawsuit was filed by Michael Shelley regarding the removal of the restrictive legend from shares which he beneficially owns.
The Company believes this action to be without merit and is moving to have the lawsuit dismissed.

ITEM 2.  CHANGES IN SECURITIES

During the second quarter of 2001, the Company issued 990,000 shares of our common stock for services to be rendered. The Company also issued 110,000 shares of stock to employees as restricted stock awards. Such shares were issued without registration pursuant to an exemption from registration under
Section 4 (2) of the Securities Act of 1933.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
1.	Financial Statements begin on page F-1.

2.	Exhibits: None.

(b)










					13











	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		AMERICA'S SENIOR FINANCIAL SERVICES, INC.

Dated: August 15, 2001 By:_/s/Nelson  A. Locke______________________
				Nelson A. Locke, President
				Chief Executive Officer

	By: /s/Dean J.Girard___________________________
			Dean J. Girard
			Principal Accounting Officer



















						14