Form 10-Q
period 2001-09-30
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2001-11-15
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

As of September 30, 2001, the Company had a total of 13,143,428 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

Transitional Small Business Disclosure Format:	Yes [   ]		No	[ X ]






AMERICA'S SENIOR FINANCIAL SERVICES, INC.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2001



INDEX

	PAGE NO.
	--------------
PART I
Item 1.	Financial Statements					 3-6
Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations				7-12

PART II
Item 1.	Legal Proceedings						  14
Item 2.	Changes in Securities					  14
Item 6.	Exhibits and Reports on Form 8-K			  14

		SIGNATURES							  15











						2




















PART 1
Item 1.  FINANCIAL STATEMENTS

AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS							30-Sept.-01	31-Dec-00
								(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents				$ 1,142,276	$   463,079
Brokerage fees receivable				    282,064	    289,891
Employee advances						     17,005	      1,300
Mortgage loans held for sale				  3,952,648	  3,976,845
Prepaid expenses					 	    322,765	    346,561

TOTAL CURRENT ASSETS 				 	  5,716,758	  5,077,676

PROPERTY AND EQUIPMENT, net				    313,563     368,558

OTHER ASSETS
Goodwill, net						  4,645,534	  4,838,953
Notes receivable						    250,000     250,000
Other assets						     70,420	     73,585

	TOTAL OTHER ASSETS 				  4,965,954	  5,162,538

	TOTAL							$10,996,275 $10,608,772

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt
 and capital lease obligations 			$     5,878	$     44,471
Lines of credit						    634,137	     149,091
Warehouse lines of credit				  3,910,261	   3,961,286
Accounts payable						    529,640	     648,415
Accrued liabilities					  1,468,250	   1,026,085

	TOTAL CURRENT LIABILITIES			  6,548,166	  5,829,348

CAPITAL LEASE OBLIGATIONS, less current portion     43,785	       32,600

LONG TERM DEBT, convertible debentures			-          -	 	  1,136,000

STOCKHOLDERS EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares
Authorized, 4,118,003 shares issued and outstanding 5,034,669 at September 30,2001 and 4,118,003 at
December 31, 2000.						5,035	      4,118
Common stock, $0.001 par value; 25,000,000 shares
Authorized, shares issued and outstanding, 13,143,428 at
September 30,2001 9,406,326 at December 31, 2000.     13,143      9,406
Additional paid in capital				  15,040,770 14,086,285
Retained earnings (deficit)				(10,575,660) (8,312,289)
Income Year to Date			 	         (78,964)  (2,176,696)

	TOTAL STOCKHOLDERS' EQUITY		        4,404,324	  3,610,824

TOTAL								$ 10,996,275$10,608,772



See notes to consolidated financial statements





3



AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATMENTS
(UNAUDITED)

					       THREE MONTHS	NINE MONTHS
					     ENDED SEPT 31,       ENDED SEPT 30,


					2001	    	2000	  		2001	  	 2000

REVENUES				$1,945,249 $1,516,140	$5,686,121	$4,922,941

EXPENSES:
Payroll and related expense  1,561,174    1,130,873	 4,240,100	 3,649,222
Admin, processing,
and occupancy			 540,640     611,575	 1,524,438	 2,418,650
Depreciation		        21,120      21,802	    63,358      65,404
Goodwill amortization	        64,473      64,472	   193,419     193,416
Acquisitions, mergers and
investment related expense     256,186		  	   658,657

	TOTAL EXPENSES	     2,443,593   1,828,722	 6,679,972	 6,326,692

LOSS FROM OPERATIONS          (498,344)   (312,582)	  (993,851)	 (1,403,751)

OTHER

Interest Income
Interest expense		        36,278	    22,082	    71,803	   64,067

	Total other, net	        32,278         22,082	    71,803	   64,067

INCOME/(LOSS) BEFORE EXTRAORDINARY ITEMS
AND INCOME TAXES		     (534,622)	 (334,664)	(1,065,654)	(1,467,818)

EXTRAORDINARY ITEMS
Gain on settlement of Debenture
(No applicable income tax) 	  		  		   986,690


PROVISION FOR INCOME TAXES	      -	        -     _  	       -	        -

	NET INCOME/(LOSS)		  (534,622)	 (334,664)	   (78,964)	(1,467,818)

INCOME/(LOSS) PER COMMON SHARE:
Basic					$  (0.042)	$  (0.037)	 $  (0.007)	  $ (0.164)

Diluted		 	    $    (0.042)	$  (0.037)	 $ (0.007)	  $ (0.164)

Weighted average common
shares outstanding 		12,824,428	9,110,208	11,966,448	 8,974,352


See notes to consolidated financial statements

					4
AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
						       NINE MONTHS
						     ENDED SEPT 30,

CASH FLOWS FROM OPERATING ACTIVITIES	2001		2000

Net Income / (Loss)	 		  $(78,964) $ (1,467,818)

Adjustments to reconcile net income / (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization		   256,777		258,820
Extraordinary item settlement of
Debenture					 (986,690)
Common stock issued for services	  842,460	   	202,244
Common stock issued for deposits				25,000
Changes in certain assets and liabilities:
Brokerage fee receivable		   7,623 	      31,604
Employee advances			   	 (15,705)          6,940
Prepaid expenses				  23,796 	     (72,155)
Other current assets and liabilities   3,371	      68,690
Accounts payable				  96,808	     348,591
Accrued liabilities			 192,246	    (169,802)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES		       341,722	   (767,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase / Sale of property and equip (8,363)	       (6,024)
Acquisition expenditures, net of
cash required		     		      -		460,219
Increase in Mortgage loans		   (120)	   (1,238,885)

NET CASH USED IN INVESTING ACTIVITIES (8,483)	     (784,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.
, net						  30,000	     187,292
Other capital contributions		    -		       (807)
Net borrowings under line of credit	 485,047 	     987,637
Due from shareholder			    -		      20,734
Change in long-term debt	     (169,089)	      10,099

NET CASH PROVIDED BY
FINANCING ACTIVITIES	 		 345,958	   1,204,955

NET INCREASE /(DECREASE) IN CASH AND CASH
EQUIVALENTS					679,197	   (347,621)

CASH AND CASH EQUIVALENTS,
beginning of period	  		463,079	     402,373

 CASH AND CASH EQUIVALENTS,
 end of period			    $1,142,276	       54,752
See notes to consolidated financial statements
						5

AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

(continued)
							       NINE MONTHS
							     ENDED SEPT. 30,

									2001		2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash during the period		  $ 70,806	  $ 48,601
Income taxes paid in cash during the period        -		         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the first quarter 2001, the Company recognized $20,400 of expense related  to the vesting of restricted stock issued to employees.
During the first quarter 2001, the Company issued 1,313,800 shares valued at
 $307,683 for services.
During the first quarter 2001, the Company issued 1,375,000 shares valued at $171,875 for settlement of the debenture lawsuit. This included shares for professional assistance in settlement of this lawsuit.
During the second quarter 2001, the Company issued 990,000 shares valued at $106,450 for services.
During the second quarter 2001, the Company issued 110,000 shares for employee retention.
During the third quarter 2001, the Company issued 619,000 shares valued at $158,480 for services.
During the third quarter 2001, the Company cancelled 300,000 shares valued at $48,000 previously issued in the second quarter.








Note 1, Basis of Presentation

The unaudited, condensed, consolidated financial statements included herein, commencing at page 3, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 13, 2001.

Note 2, Gain / Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per
Share," which requires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted income or losses per share for all periods presented are the same since the Company's convertible debentures, stock options, and warrants are anti-dilutive.
Earnings per share from continuing operations equated to (0.042) for the period ending September 30, 2001. Year to date earnings per share from continuing operations equated to (0.089) Earnings per share for the extraordinary item of the debenture settlement equated to 0.082. For the year 2001 to date, total earnings per share are (.007) cents.


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














						7
Note 4, Convertible Debentures

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
















At this writing, the Company has complied with all the terms of the Settlement Agreement and believes the Plaintiff is in default. It appears that the Plaintiff has failed to comply with certain reporting requirements and in fact has failed to respond to the Company's numerous requests for information, to both the Plaintiff directly and its counsel(s). As a direct result, the Company is considering legal action against the Plaintiff to enforce the Settlement Agreement.

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

Note 6, Secured Convertible Demand Promissory Note

During 2000 the Company paid off several outstanding lines of credit, retiring $210,000 in short term debt. The Company executed a $259,000 secured convertible demand promissory note with a third party, which retired the above-mentioned lines of credit and provided the Company with additional working capital. The Company also funded certain types of loans through such third party's mortgage subsidiary. Subsequent to this filing, the $259,000 note referenced above has been paid off from working capital, and the creditor has placed the original note and collateral with the Company's special counsel pending completion of a final compliance audit by the parties. However, the third party has ceased operations and this has affected the Company's ability to recover fees due to the Company from the third party's mortgage subsidiary. The Company now believes that it's results for the full year of 2001 will include losses of approximately $428,000 related to the third party's apparent breach of contract and subsequent collapse of their business units.























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


RESULTS OF OPERATIONS
Total Revenues from loan operations for the three-month period ending September 30, 2001 were $1,945,249 versus 1,516,140 for the comparable period in 2000. Total Revenues for the nine-month period ending September 30, 2001 were $5,686,121 versus $4,922,941 for the comparable period in 2000. This is an increase over the prior year of $763,180 or 16 per-cent. The Company's forward mortgage origination platform experienced a sales increase year to date 2001 directly benefiting from demand created by declining interest rates and from our internal focus on better execution. We believe that these results demonstrate our ability to capture greater sales from existing units while continuing to execute our strategy for "organic growth". For example, during the nine-month period ending September 30, 2001 the Company operated 10 offices
- down from 14 offices during the prior year. This demonstrates that we continued to increase sales while closing unprofitable units.


During 2001, several aspects of the Company's business were restructured in order to maximize future potential and eliminate duplicative services. Dow Guarantee Mortgage consolidated its entire back office operation into the Jupiter unit. Jupiter modified Dow's lending practices to fit into the Jupiter Model. The Company then expects the Dow unit to produce profits during 2002. It will now operate as a branch of Jupiter Mortgage Corporation.


















During 2001, the Company worked to improve its reverse mortgage platform. Recent press releases (see Business Wire dated 10/15/01) give the details.
The Company has added hundreds of Senior Advisors to its network of sources for reverse mortgage origination. The Company expects to realize revenues from these efforts starting in the first quarter of 2002.

The past four consecutive years, Company sales have climbed 30% or more. This growth is now beginning to positively impact profits. Even with the already expensed one-time costs of approximately $500,000 to restructure Dow Guarantee Mortgage and accelerate the company's reverse mortgage platform, the Company's 2001 EBITDA performance should remain profitable. For 2001 the Company should show an EBITDA improvement of almost $2 million dollars. For 2002, the Company expects to post its first substantial operating profits since becoming a public entity.

The Company continues to seek out a federally chartered savings and loan which would allow the Company to expand both its forward and reverse mortgage originations to a nationwide reach, without the onerous expense of individual state licensing and regulatory compliance issues.

Total expenses from ALL operations (production related and corporate office related) for the three-month period ended September 30, 2001 were $2,337,183 versus $1,828,722 (+28%) for the three-month period ended
September 31, 2000.    Total expenses for all operations for the nine-month
period ended September 30, 2001 were $6,679,972 versus $6,326,692  (-5%) for
the period ended September 30, 2000.    Operational costs decreased in
relationship to revenues produced on a year to date basis. This improvement in expenses is partially attributable to the ongoing consolidation strategy that will ultimately result in the Company combining all its back office and production processes into its Jupiter Mortgage Corporation subsidiary. As discussed above, this strategy was publicly announced in June 2000 and is complete. In June 2000 the Company had 3 duplicated back office operations. By the end of the 3rd quarter 2001 all duplicated functions have been combined into one. While certain branch office processing functions will be preserved the Company's loan operations, accounting, personnel, and certain marketing functions have been centralized.

Included in the above expenses for the third quarter 2001 are AMSE corporate office expenses of $409,622. These are from accruals and other operational costs NOT directly attributable to the Company's loan production, of which $322,628 was non-cash.















The majority of these expenses are related to the amortization of marketing and
advisor contracts that date back into the prior year.   It should be noted that
the Company's CEO, Nelson Locke, has not taken any salary dollars year to date through 9/30/01. He has waived approximately $150,000 in cash payments due to him per the terms of his contract in the best interests of the Company's cash flow.

Total other expenses for the three-month period ended September 30, 2001 were $3,286 versus $22,082 (-85%) for the three-month period ended September 30, 2000. Total other expense for the nine-month period ended September 30, 2001 were $71,803 versus $64,067 (+12%). This increase was attributable to interest costs.

Therefore, Income (EBITDA BASIS) from actual loan operations for the nine-month period ended September 30, 2001 was $167,284.

LIQUIDITY AND CAPITAL RESOURCES

As previously discussed, the Company has been seeking to raise working and expansion capital through the sale of its securities. As a result of the Company's improving balance sheet and increased sales trend institutional investors have made several investment proposals. Although there can be no assurances that any agreements will be reached, the Company is actively negotiating several major transactions which if concluded could provide the Company with additional working capital and funds for additional acquisitions. There can be no assurances any such transactions will be completed.

BUSINESS RISKS AND UNCERTAINTIES

WE HAVE HAD A HISTORY OF OPERATING LOSSES AND THIS MAY
CONTINUE TO BE THE CASE

    We have incurred losses in each of the last three years. We cannot assure that we can achieve profitability in the short and/or long terms, if at all. We may be required to raise additional capital in the future to sustain our operations. We can give no assurance that we will be successful in procuring such capital on terms we deem to be favorable. If we are unable to procure such capital, we may be required to curtail our level of activities. Our independent accountants issued an opinion in our financial statements as to reflect our ability to continue as a going concern in 2000.















IF WE LOSE OUR KEY PERSONNEL, OUR BUSINESS AND
PROSPECTS MAY BE ADVERSELY AFFECTED.

    We only have a few key officers and directors. If any of them should leave our company, this could have an adverse effect on our business and prospects.

AVAILABILITY OF MORTGAGES AT REASONABLE RATES.

    The success of our mortgage origination business is dependent upon the availability of mortgage funding at reasonable rates. Although there has been no limitation on the availability of mortgage funding in the last few years, there can be no assurance that mortgages at attractive rates will continue to be available.

COMPETITION.

    There are many sources of mortgages available to potential borrowers today. These sources include consumer finance companies, mortgage banking companies, savings banks, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these alternative sources are substantially larger and have considerably greater financial, technical and marketing resources than we do. Additionally, many financial services organizations against whom we compete for business have formed national loan origination networks or have purchased home equity lenders. We compete for mortgage loan business in several ways, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. If any of these competitors significantly expand their activities in our market, our business could be materially adversely affected. Changes in interest rates and general economic conditions may also affect our business and our competitors. During periods of rising interest rates, competitors who have locked into lower rates with potential borrowers may have a competitive advantage.























	PART II

ITEM 1.  LEGAL PROCEEDINGS

During the first quarter 2001, the Company settled a lawsuit filed by a former landlord. The matter has been dismissed to the mutual satisfaction of the parties and is considered to be non-material.

	On April 9, 2001 a legal action was filed in the Eleventh Judicial Circuit Court in Dade County by Michael Shelley, a former director of the company who was recently removed from his position by a majority vote of the shareholders.
The former director has sued the Company and the Company's Chairman, Nelson A. Locke, in a derivative action on behalf of the Corporation alleging mismanagement and other matters. The Company's Board of Directors has investigated these allegations. The Company's Board believes these actions to be without merit and a continuation of the former director's behaviors that
resulted in his removal from the board.   An investigative has been conducted
and a full report has been prepared. The Company intends to ask the Court to dismiss the suit, award costs and damages and impose certain other legal sanctions on behalf of the Company.


ITEM 2.  CHANGES IN SECURITIES

During the third quarter of 2001, the Company issued 600,000 shares of our common stock for services to be rendered. The Company also cancelled 300,000 shares of stock previously issued for services in the second quarter. Such shares were issued without registration pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 None.




















	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		AMERICA'S SENIOR FINANCIAL SERVICES, INC.

Dated: November 14, 2001
			By:_/s/Nelson  A. Locke______________________
			Nelson A. Locke,
			Chief Executive Officer

	By: /s/Dean J. Girard___________________________
			Dean J. Girard
			Principal Accounting Officer




















