Form 10-K
period 2001-12-31
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2002-04-12
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                           Commission File No.0-25803
December 31, 2001


                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Florida                                      65-0181535
----------------------------------        ----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


                              10800 Biscayne Blvd. Suite 500
                                  Miami, FL 33161
------------------------------------------------------------------------------
(Address of principal executive offices)


                                 (305) 751-3232
------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:


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

                           Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year.  $8,643,658

The aggregate market value of the common equity held by non-affiliates of the registrant as of February 28, 2002 was $1,515,300. This calculation is based upon the closing price ($0.09) of the voting stock on February 28, 2002.

The number of outstanding shares of the issuer's $0.001 par value common stock was 18,370,983 as of February 28, 2002.



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

         Our executive offices are located at 10800 Biscayne Blvd. Suite 500 Miami, Florida 33161 and our telephone number is (305) 751-3232. We are a Florida corporation, which was incorporated in 1990.


BUSINESS DEVELOPMENTS

	The Company's Jupiter Mortgage Corporation subsidiary originated in excess of $289 million dollars of gross loan originations for the year ended December 31, 2001, and funded approximately $252 million dollars.

         The Company's Reverse Mortgage operations provided another $15 million dollars in gross loan originations, and funded another $7.5 million dollars. Combined with the forward operations named above, the company achieved almost $304 million dollars in gross loan originations, and funded $260 million dollars in loans.

         During 2000 the Company executed a $259,000 secured convertible demand promissory note with a third party, which retired existing lines of credit and provided the Company with additional working capital. The Company also funded certain types of loans through such third party's mortgage subsidiary. In 2001 the $259,000 note referenced above has been paid off from working capital, and the creditor placed the original note and collateral with the Company's special counsel pending completion of a final compliance audit by the parties. The third party has ceased operations and this affected the Company's ability to recover fees due to the Company from the third party's mortgage subsidiary.

         The results for the full year of 2001 includes losses of $306,000 related to the third party's apparent breach of contract and subsequent collapse of their business units. The collateral has been returned to the Company.

Investment agreement with JJ&T, L.L.C.

On November 16, 2001 we entered into an investment agreement with JJ&T, L.L.C. The investment agreement entitles us to issue and sell our common stock. to

The Company announced that it is seeking to restructure the equity credit line that it announced in February 2002. The amount of the equity credit line would be reduced to $2,500,000 and restructured to meet the SEC's current requirements for registration of shares to be issued in such transactions. There can be no assurances that the Company will be successful in restructuring the equity credit line, or that any funding will be available to the Company from the line.

Asset Purchase regarding Dupont Mortgage Corporation, Inc.

Jupiter Mortgage Corporation purchased the assets of Dupont Mortgage Group, Inc. consisting of its mortgage wholesale lending business and certain furniture, equipment and office lease in Tampa, Florida where Dupont conducted such business. The agreement calls for the Company to pay Dupont a total of $200,000 to operate the business as a subsidiary of Jupiter under the trade name Synergy Mortgage Solutions. The effective date on this transaction was December 31, 2001.

The Company is currently working with several advisors to identify potential acquisition candidates for potential expansion. While there are three candidates under consideration, there can be no assurances that any additional acquisitions will occur in the immediate future.



FINANCINGS

      In 2001, the company raised equity capital through the use of private placements of restricted common stock to private individuals. There is a table included in this report that shows the reader who invested and the amount that they subscribed for.


OPERATIONS

         During 2001, the company remained focused on building its core business, mortgage loan origination.

         In the second half of 2000 the Company launched major efforts to reduce costs and eliminate redundancies in its overall operations. These initiatives affected both forward and reverse mortgage operations. Forward originations continued to improve while these initiatives were ongoing. However, reverse mortgage operations were impacted deeply because of their dependence on marketing, advertising, and Trade Show participation. For the 1st 9 months of 2001, most of these activities were eliminated. In the 4th quarter 2001, the reverse mortgage processing function was re-assigned to Jupiter and training commenced. Once this was completed, the Company launched an aggressive Radio, TV, and broker campaign. The campaign was launched too late to impact on 2001 results, but has increased originations dramatically during the current quarter. The Company should start to see the financial benefit of these changes, in the 2nd quarter 2002.

The company's combined forward mortgage loan originations constitute over 95% of our total loan originations. Largely, our forward business is purchase or relationship driven. Since the company does very little forward mortgage retail advertising, our refinance business is small. Of the forward mortgage loan origination, we estimate that 30% are government products (FHA and VA), 50% are conforming products (FNMA and FHLMC) and the balance (20%) is non-conforming and sub prime customers.

The FHA "HECM" dominates our reverse mortgage sales program, accounting for almost 90% of our reverse mortgage production. The balance of our reverse mortgage loans are FNMA "Home Keepers". During 1999 through 2001, we worked to develop a third product, a private reverse mortgage that would offer greater flexibility and ease of use to a wider base of seniors. As of December 31, 2001, we had not secured the facility necessary to fund and warehouse the product. However the present model is viable and AMSE continues to search for a credit facility to launch the product.

COMPETITION

        We face intense competition in the business of originating mortgage loans. Our competitors in the industry include consumer finance companies, mortgage banking companies, savings banks, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these competitors are substantially larger and have considerably greater financial and marketing resources than the Company. In addition, many financial services organizations that are much larger than the Company have formed national loan origination networks or purchased home equity lenders. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates.

To the extent any of these competitors significantly expand their activities in our market, our business could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect our competition and us. During periods of rising rates, competitors that have locked in lower rates to potential borrowers may have a competitive advantage.

    We believe our competitive strengths include emphasizing customer education to attract borrowers for reverse mortgages, and level of customer service.

SALES AND MARKETING

         As an independent mortgage originator, we seek to identify persons who are seeking mortgage loan funding. Currently, we advertise in local and regional newspapers, yellow page telephone directories, internet websites, direct mail and cable television. We market through national trade association participation, senior oriented direct mail, participation in senior events, free video tapes given to potential clients, state level trade shows, and HUD/Fannie Mae focus group activities.

    For the fiscal year ended December 31, 2001, 2000, 1999 and 1998, we expended approximately $27,000, $66,000, $393,000 and $155,000, respectively for sales and marketing activities. In 1999 we expanded marketing activities to consistently include nationwide advertising of its reverse mortgage effort. In 2001, marketing and advertising expenses were reduced from the previous year as we continued to limit our advertising to select venues in Florida only.

REGULATORY AGENCIES

         Our operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Our consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of
1994),the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting our activities.

    We are also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating and processing loans. These rules and regulations, among other things, impose licensing obligations, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action.



EMPLOYEES

         As of March 11, 2002 the company employs approximately 100 persons. The Company believes it has satisfactory relationships with all of its employees.

ENVIRONMENTAL MATTERS

         None.


FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

         OUR BUSINESS DEPENDS ON THE AVAILABILITY OF MORTGAGES AT REASONABLE RATES.

    The success of our mortgage origination business is dependent upon the availability of mortgage funding at reasonable rates. Although there has been no limitation on the availability of mortgage funding in the last few years, there can be no assurance that mortgages at attractive rates will continue to be available.

OUR BUSINESS IS SUBJECT TO COMPETITION FROM MANY SOURCES.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         All of the operations of the Company are conducted from premises leased from independent landlords.

         The following table sets forth information concerning these facilities:

         AMERICA'S SENIOR FINANCIAL SERVICES


LOCATION TENANT			APPROX. 	LEASE EXPIRATION 	MONTHLY
				SIZE					RENT
--------	------------		-------
10800 Biscayne Blvd. #500  		  250 sf	Dec. 2001		$  -0-
Miami Shores, FL 33161


JUPITER MORTGAGE CORPORATION:

10800 Biscayne Blvd.  	            2,200 sf    Nov. 2004          $3,503
Miami Shores, FL 33138

2737 E. Oakland Park Blvd.		  175 sf	Month to Month     $  329
Oakland Park, FL 33306

1070 E. Indiantown Road             5,500 sf    November 2004      $8,247
Jupiter, FL  33477

11398 Okeechobee Blvd.,
Suite 2	                        1,500 sf    October 2003       $2,034
Royal Palm Beach, FL  33411

1874 S.E. Port St. Lucie Blvd.     1,800 sf      Feb. 2003            $2,688
Port St. Lucie, FL 34952

1000 S. Federal Hwy.	             500 sf      Month to Month	    $1,000
Stuart, FL  34994

1100 W. Littleton Boulevard	      1,762sf      April 2004           $1,825
Suite 350
Littleton, CO. 80120

103 US Highway 1                      250sf      Dec.  2002           $  600
Jupiter, FL. 33477

101 Bridge Road                       250sf      July  2002           $  600
Jupiter, FL. 33477

129 Center Street                     500sf      Dec. 2002            $1,060
Jupiter, FL. 33458

1408  N. Westshore Blvd.            5,500sf      Dec. 2004     	     $6,050
Suite 1004
Tampa, FL.

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

         As of March 15, 2002 no settlement or judgment has been made pursuant to this litigation. No assurances can be given as to the final outcome of this matter.

	     On April 9, 2001 a legal action was filed in the Eleventh Circuit Court in Dade County by Michael Shelley, a former director of the company who was removed from his position by a majority vote of the shareholders on November 30, 2000. The former director has sued the Company and Company's Chairman, Nelson A. Locke, in a derivative action alleging mismanagement and other matters. The Company's Board of Directors has investigated these allegations. After an investigation described below, the Company's Board determined these allegations to be without merit and a continuation of the former director's behaviors, which resulted in his removal from the board. To respond as completely as possible, the Board formed an Investigative Committee which consisted of directors deemed independent of the controversy, and the Committee researched all of the former director's complaints. An investigative report was compiled by the Committee and filed with the Court in January 2002. The Company intends to petition the Court to dismiss the suit, award costs and damages and impose certain other legal sanctions on behalf of the Company.
     The Company is also working on an amicable settlement with several former employees acquired as part of the Company's acquisitions, whose positions were subsequently eliminated. The Company expects to settle the matter completely during the second quarter of 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 	On March 6, 2002 a proposal to increase the number of authorized common shares to 100,000,000 was submitted to a vote of the security holders of the Company. The filing of a pre 14-C on 2/13/02 evidenced this.

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
                                                        HIGH BID      LOW BID
                                                        --------      -------

February 20, 1998 through March 31, 1998 .........     $5.75         $5.75
April 1, 1998 through June 30, 1998 ..............      6.625         5.75
July 1, 1998 through September 30, 1998 ..........      7.375         5.50
October 1, 1998 through December 31, 1998 ........      7.50          6.375
January 1, 1999 through March 31, 1999 ...........      5.75          7.00
April 1, 1999 through June 30, 1999 ..............      7.625         6.6875
July 1, 1999 through September 30, 1999 ..........      6.96875	    5.00
October 1, 1999 through December 31, 1999 ........      8.50          2.25

January 1, 2000 through March 31, 2000 ..........       3.9688        0.625
April 1, 2000 through June 30, 2000	                    0.9988        0.0781
July 1, 2000 through September 30, 2000 .........       1.3125        0.2812
October 1, 2000 through December 31, 2000               0.625         0.0938

January 1, 2001 through March 31, 2001                  0.4062        0.125
April 1, 2001 through June 30, 2001                     0.22          0.125
July 1, 2001 through September 30, 2001                 0.47          0.18
October 1, 2001 through December 31, 2001               0.7969        0.4681

January 1, 2002 through March 11, 2002                  0.22          0.13

         As of March 11, 2002, there were approximately 1,196 holders of record of our common stock.

DIVIDENDS

   We have not previously paid any dividends to our shareholders and we do not anticipate that any dividends will be paid in the foreseeable future. The Board of Directors intends to follow a policy of using retained earnings, if any, to finance the growth of the company. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the company's earnings, financial condition, capital requirements and other factors.

SALES OF UNREGISTERED SECURITIES

    The following provides information concerning all sales of securities within the last three years which were not registered under the Securities Act of 1933.



    In December 1997, the Company sold 600,000 shares of common stock and 700,000 Common Stock Purchase Warrants to 41 investors for $100,000. Such offering was made pursuant to Rule 504 of Regulation D. Each Common Stock Purchase Warrant entitled to the holder to purchase one share of common stock for $1.00 per share. During 1998, 700,000 of the Warrants were exercised and the Company issued 700,000 shares of common stock pursuant to Rule 504 of Regulation D.

    The Company issued 74,400 shares to employees as restricted stock awards in 1998 and 128,300 shares during 1999. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     In 1999 and 2000 the Company issued shares to investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.


DATE      CONSIDERATION  SHARES PURCHASER           ACCREDITED/SOPHISTICATED
----     -------------   ------ --------             ------------------------

1/4/99     $  4,000      2,000  Deery, Scott           Sophisticated
2/17/99         100        100  Charlesworth, Steven   Sophisticated
2/17/99         100        100  Charlesworth, Joan     Sophisticated
2/17/99         100        100  Charlesworth, Carrie   Sophisticated
2/17/99        1,000     1,000  Charlesworth, David E. Sophisticated
2/17/99        1,000     1,000  Hersha, Julia Jean     Sophisticated
2/17/99        1,000     1,000  Langston, Timothy      Sophisticated
2/17/99        1,000     1,000  Edgar, Derek           Sophisticated
2/17/99        4,000     4,000  Fleming, Carol         Sophisticated
2/17/99        4,000     4,000  Locke, Victor M.       Sophisticated


DATE      CONSIDERATION  SHARES PURCHASER           ACCREDITED/SOPHISTICATED
-----    --------------  ------ ---------            -----------------------
2/26/99   15,000         15,000 Snyder, Scott A.                Sophisticated
2/26/99   15,000         15,000 Aurelia Holdings Ltd.           Sophisticated
2/23/99   10,000         10,000 Biondo, Jane M.                 Sophisticated
3/1/99     1,500          1,500 Locke, Edwin                    Sophisticated
2/25/99   40,000         40,000 Brickell Equity Group, Ltd.     Sophisticated
2/25/99   60,000         60,000 Palmun Associates               Sophisticated
3/15/99    7,000          7,000 Donahue, Edwin                  Sophisticated
3/15/99      100            100 Frantz, Arlee                   Sophisticated
5/5/99    75,000         37,500 Palmun Associates               Sophisticated
6/9/99    25,000         12,500 Rosen, Kenneth                  Sophisticated
6/9/99    50,000         25,000 Kahn, Marc A & Laurie D Kahn    Sophisticated
10/4/99  100,048         29,644 Buono, Michael J                Sophisticated
0/15/99    5,002          1,482 Buono, Michael J                Sophisticated
0/12/99   25,012          7,411 Pargulski, John M               Sophisticated
0/12/99   25,002          7,408 Girard, Dean J                  Sophisticated
10/4/99  100,001         29,630 Buono, Ronald J                 Sophisticated
10/4/99   33,800         10,015 Glass, Michael                  Sophisticated
10/4/99   60,000         17,778 Anderson, Deanne J              Sophisticated
10/4/99   25,012          7,411 Bashwiner, Robert T             Sophisticated
10/4/99   27,040          8,012 Douglas, James R                Sophisticated
10/4/99   67,600         20,030 Kauff, Richard L                Sophisticated
1/24/99   50,625         15,000 Palmun Associates A Partnership Sophisticated
12/1/99   50,625         15,000 Kahn, Albert L and Ellen B Kahn Sophisticated
2/16/99   27,000          8,000 Kahn, Marc                      Sophisticated
1/25/00    7,500          5,000 Bailey, Darryl L                Sophisticated
2/1/00     5,000          3,333 Rindo, John M.                  Sophisticated
3/25/00   75,000        150,000 Palmun Associates A Partnership Sophisticated
3/21/00   25,000         50,000 Rosen, Kenneth                  Sophisticated
3/28/00   75,000        115,386 Palmun Associates A Partnership Sophisticated
1/24/01   24,000        133,333 Frank Donahue                   Sophisticated
1/24/01    2,000         11,111 Jeffrey Donahue                 Sophisticated
1/24/01    2,000         11,111 Rachel Donahue                  Sophisticated
1/24/01    2,000         11,111 Jackie Donahue                  Sophisticated
      ----------     ----------
      $1,129,167        905,106
      ===========   ===========

    In 1999 the Company issued the following shares to investors pursuant to 504 of Regulation D.



DATE       CONSIDERATION SHARES  PURCHASER            ACCREDITED/SOPHISTICATED
----       ------------- ------  ---------     -----------------------
-
1/26/99   $ 100,000     100,000  Fidra Holdings, Ltd.   Accredited
1/26/99      34,000      34,000  Fidra Holdings, Ltd.   Accredited
1/26/99      50,000      50,000  Fidra Holdings, Ltd.   Accredited
1/26/99      50,000      50,000  Fidra Holdings, Ltd.   Accredited
2/25/99      16,666      16,666  Weltman, Louis         Sophisticated
2/25/99      16,667      16,667  Brickell Equity Group  Sophisticated
2/25/99      16,667      16,667  Palmun Associates      Sophisticated
           ---------    -------
          $ 284,000     284,000
           ========     =======

    On January 29, 1999 we issued 221,664 shares of our common stock as follows to the former shareholders and the investment banker of Capital Funding of South Florida, Inc. Such shares were issued without registration pursuant to section 4(2) of the Securities Act of 1933.

              George & Tracy Pollis                              105,228
              Paula Police                                       105,228
              First Fidelity Capital Markets, Inc.                11,088

    We also issued 16,000 shares to our investment banker Vistra Growth Partners, Inc. in connection with the acquisition.

On October 30, 2000 we issued 200,000 shares to George Pollis and 200,000 shares to Michael Pollis of Preferred B stock as the final settlement on the purchase of Capital Funding per the terms of the original purchase contract.

    During May of 1999 we issued 185,500 shares to placement agents and advisors in connection with the $2,500,000 convertible debenture sold on May 5, 1999.

    On August 12, 1999 we issued 23,000 shares of our Common Stock in connection with two new employees and in exchange for various assets of theirs in order to open our offices in New York and New Jersey.

    In November of 1999 we issued 125,000 shares of common stock to the shareholders of a potential acquisition candidate. These shares were returned and voided during February of 2000.

    We also issued 5,200 shares of our common stock to Brickell Equity Group, Inc. for consulting services on December 20, 1999.

    Through November 30, 2000 we issued a total of 550,757 shares to Fennell Avenue Associates LLP in connection with the conversion of, and applicable interest on $1,000,000 principal of the convertible debenture issued in May of 1999. On February 5, 2001 we issued 1,250,000 shares of to Fennell in settlement of the total debt that was still outstanding related to the debenture.

    On August 18, 1999 we issued 360,750 shares of our common stock as follows to the former shareholders and the investment banker of Jupiter Mortgage Corporation. Such shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933.


              Deanne J. Anderson                         169,553
              Michael J. Buono                           169,553
              First Fidelity Capital Markets, Inc.        21,644

On December 26, 2000 we issued 716,500 shares to Michael Buono and 716,500 shares to DeAnne Anderson of Preferred A stock as the final settlement on the purchase of Jupiter Mortgage Corporation per the terms of the original purchase contract.

    On February 11, 2000 50,000 shares were issued to Pinnacle Financial Corporation, a potential acquisition. (Accredited investor)

    On February 11, 2000 50,000 shares were issued to First Jefferson Mortgage Corporation, a potential acquisition. (Accredited investor)

    On February 14, 2000 75,000 shares were issued to Capitalink LC. For financial advisory services. (Sophisticated investor)

    On March 1, 2000 10,000 shares were issued to Robert Sennott, an employee, for retention. (Sophisticated investor)

    On March 1, 2000 6,000 shares were issued to Goodman Realty for a lease settlement. (Sophisticated investor)

    On March 27, 2000 150,000 shares were issued to Brickell Equity Group for financial consulting services. (Sophisticated investor)

    On May 5, 2000 50,000 shares were issued to Jace Simmons, an employee for services rendered and retention. (Sophisticated investor) These were subsequently cancelled in 2001.

    On May 5, 2000 23,600 shares were issued to The Charterbridge Financial Group Inc. for advisory services. (Sophisticated investor)

    On May 25, 2000 66,666 shares were issued to Jace Simmons, an employee for services rendered and retention. (Sophisticated investor) These were subsequently cancelled in 2001.

    On May 25, 2000 7,000 shares were issued to Alexander Avella for a lease settlement. (Sophisticated investor)

    On May 25, 2000 10,000 shares were issued to Edward Saltzman, an employee for retention. (Sophisticated investor)

    On July 5, 2000 387,097 shares were issued to Wall Street Financial Group for consulting services. On October 6, 2000 258,065 of these shares were cancelled. (Sophisticated investor)

    On July 5, 2000 120,000 shares were issued to Gary Barcus, Attorney for legal services to be provided. (Sophisticated investor)

    On September 27, 2000 520,000 shares were issued to 21st Equity Partners for investor relations services. (Sophisticated investor)

    On September 27, 2000 15,000 were issued to E-Trek designs for internet property maintenance. (Sophisticated investor)

    On September 27, 2000 250,000 shares were issued to Global Financial Strategies for investor relation's services. (Sophisticated investor)

    On November 1, 2000 200,000 shares were issued to National Financial Communications Inc. for public relations services. (Sophisticated investor)

    On November 8, 2000 15,000 shares were issued to Beral Inc. for research services. (Sophisticated investor)

    On December 6, 2000 426,108 shares of Preferred A stock were issued to Nelson Locke in lieu of unpaid salary and unreimbursed expenses.
(Sophisticated investor)

    On December 29, 2000 720,671 shares of Preferred A stock were issued to Charles Kluck in lieu of unpaid salary and unreimbursed expenses.
(Sophisticated investor)

    On December 29, 2000 138,224 shares of Preferred A stock were issued to Linda Kluck in lieu of unpaid salary and unreimbursed expenses.
(Sophisticated investor)

    On January 4, 2001 100,000 shares were issued to Brickell Equity Group for financial consulting services. (Sophisticated investor)

    On January 4, 2001 47,200 shares were issued to Charterbridge Financial for investor relations consulting services. (Sophisticated investor)

    On January 4, 2001 50,000 shares were issued to Eric Horton for investor relations consulting services. (Sophisticated investor)

    On January 30, 2001 10,000 shares were issued to Douglas Wheeler for a legal settlement. (Sophisticated investor)

    On January 30, 2001 2,000 shares were issued to Alt & Rubino for Legal services. (Sophisticated investor)

    On January 30, 2001 5,000 shares were issued to Alan Jotkoff as a lease settlement. (Sophisticated investor)

    On January 30, 2001 100 shares were issued to Richard Meltzer for employee retention. (Sophisticated investor)

    On January 30, 2001 2,000 shares were issued to Rhoda Stolar for a legal settlement. (Sophisticated investor)

    On February 7, 2001 125,000 shares were issued to Beral Inc. for advisory services related to a legal settlement. (Sophisticated investor)

    On April 3, 2001 150,000 shares were issued to Brickell Equity for financial consulting services. (Sophisticated investor)

    On May 10, 2001 50,000 shares were issued to Dean Girard for employee retention. (Sophisticated investor)

   On May 10, 2001 20,000 shares were issued to Joe Martinez for employee retention. (Sophisticated investor)

   On May 10, 2001 60,000 shares were issued to Palmun Associates for services. (Sophisticated investor)

   On May 15, 2001 5,000 shares were issued to James Douglas for employee retention. (Sophisticated investor)

   On May 15, 2001 8,000 shares were issued to Robert Bashwiner for employee retention. (Sophisticated investor)

   On May 15, 2001 15,000 shares were issued to Greg Ryan for employee retention. (Sophisticated investor)

   On May 15, 2001 7,000 shares were issued to Rachil Bracha for employee retention. (Sophisticated investor)

   On May 15, 2001 5,000 shares were issued to Steve Maione for employee retention. (Sophisticated investor)


   On June 21, 2001 30,000 shares were issued to Stratos Research for research services. (Sophisticated investor)

   On July 2, 2001 300,000 shares of Preferred A stock were issued to Michael Buono for employee retention. (Sophisticated investor)

   On July 2, 2001 350,000 shares of Preferred A stock were issued to Nelson Locke and Cheryl Locke in lieu of unpaid expense reimbursements and employee retention. (Sophisticated investor)

   On July 2, 2001 100,000 shares of Preferred A stock were issued to Brickell Equity for consulting services. These shares were subsequently cancelled. (Sophisticated investor)

   On August 21, 2001 125,000 shares were issued to Tequesta Capital for investor relations. (Sophisticated investor)

    On October 4, 2001 300,000 shares were issued to Lawrence Handler for marketing consulting services. (Sophisticated investor)

    On October 4, 2001 30,000 shares were issued to Roberto Moreno for internet and computer consulting services. (Sophisticated investor)

    On October 4, 2001 41,000 shares were issued to Rodney Owens for legal services. These shares were subsequently cancelled in April 2002. (Sophisticated investor)

    On October 22, 2001 129,032 shares were issued to Clifford Wilson for marketing consulting services. (Sophisticated investor)

    On November 1, 2001 300,000 shares were issued to The Investor Online for investor relations consulting services. (Sophisticated investor)

    On November 19, 2001 88,235 shares were issued to Clifford Wilson for marketing consulting services. (Sophisticated investor)

    On November 19, 2001 20,000 shares were issued to Jace Simmons as a legal settlement. (Sophisticated investor)

    On November 19, 2001 400,000 shares were issued to Lawrence Handler for marketing consulting services. (Sophisticated investor)

    On November 19, 2001 27,500 shares were issued to Steven Sonberg for legal services. (Sophisticated investor)

    On December 26, 2001 2,000,000 shares were issued to Jupiter Mortgage Corporation for future use in employee retention. (Sophisticated investor)


    All of the securities listed in the charts above were issued pursuant to individual subscription agreements provided by each purchaser, or were issued pursuant to a services contract relationship between the shareholder and the Company. Each purchaser has represented that they are sophisticated investors, as documented in their subscription agreement or other documents. All of the individuals listed upon proper request were given access to all documents, financial statements, stockholder records, minute books and all other records of the company in which they desired. These individuals also had the opportunity upon proper request to meet with and ask questions of the officers of the Company.

    None of the securities discussed above were registered under the Securities Act of 1933, exemption being claimed in each case pursuant to Regulation D or Section 4(2) thereof. All shares which were not issued under Rule 504 exemption were issued with restrictive legend and stop transfer orders. No general advertising or solicitation was utilized in connection with any such sales. All investors were offered upon proper request access to the Company's books and records and the opportunity to meet with officers of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

       Total revenues for the Year Ended December 31, 2001 increased 32% to $8,643,658 from $6,559,976 for the Year Ended December 31, 2000. Included in the revenues for the year ended December 31, 2002 there is a one-time gain in the amount of $989,690 as a result of the settlement of the debenture lawsuit. Revenues from loan operations increased by 17% to $7,653,968. This growth in revenues was attributable to the contributions of the forward mortgage aspect of the business whose revenues totaled $7,600,753 in 2001, compared to 6,179,246 in 2000. The reverse mortgage platform decreased in 2001 to $53,215 from $380,730 in 2000 as a result of the restructuring of this business sector. This is discussed in greater detail in the Operations Section of Part One above.

       Our forward mortgage origination platform experienced a sales increase in 2001 directly benefiting from demand created by declining interest rates and from our internal focus on better execution. We believe that these results demonstrate our ability to capture greater sales from existing branch offices while continuing to execute our strategy for "organic growth".

      During 2001, several aspects of the Company's business were restructured in order to maximize future potential and eliminate duplicative services.
Dow Guarantee Mortgage consolidated its entire back office operation into the Jupiter unit. Jupiter modified Dow's lending practices to fit into the Jupiter model. Dow now operates as a branch of Jupiter Mortgage Corporation.

      During 2001, we worked to improve our reverse mortgage platform.
We have recently signed a contract with a Florida based insurance provider to assist in marketing reverse mortgage products to Florida seniors. We have trained over 150 of the new senior advisors to date. These advisors are being trained regarding how reverse mortgages work, and how to identify potential candidates for the program. They are also being trained to gather the information necessary for the Company to quote benefits to their clients. Continued training is ongoing and this new platform will continue to grow by adding new qualified advisors. The Company expects to realize revenues from these efforts starting in the second quarter of 2002.

      Total Expenses for the Year Ended December 31, 2002 compared to the Year Ended December 31, 2001 increased 8% to $9,357,779 from $8,651,738. This increase in expenses is primarily due to the additional commission costs associated with the increased revenue production.

      Included in the above expenses are AMSE corporate office expenses of $1,997,298. These are from accruals and other operational costs NOT directly attributable to the Company's loan production, of which $1,081,954 was non-cash. The majority of these expenses are related to the amortization of marketing and advisor contracts that date back into the prior year.

     During 2000 the Company paid off several outstanding lines of credit, retiring $210,000 in short term debt. The Company executed a $259,000 secured convertible demand promissory note with a third party, which retired the above-mentioned lines of credit and provided the Company with additional working capital. The Company also funded certain types of loans through such third party's mortgage subsidiary. Prior to this filing, the $259,000 note referenced above has been paid off from working capital, and the creditor has returned the collateral to the Company. The third party has ceased operations and this affected the Company's ability to recover fees due to the Company from the third party's mortgage subsidiary. The results for the full year of 2001 includes losses of $306,208 related to the third party's apparent breach of contract and subsequent collapse of their business units.

      Operational costs decreased in relationship to revenues produced on a full year. This improvement in expenses is partially attributable to the ongoing consolidation strategy that will ultimately result in the company combining all its back office and production processes into its Jupiter Mortgage Corporation subsidiary. This strategy was completed in December 2001.

      By the end of the 4th quarter 2001 all duplicated functions were eliminated. Certain branch office processing functions will be preserved. However, the Company's loan operations, accounting, personnel, and certain marketing functions have been centralized.

       Total Other Expenses for the Year Ended December 31, 2001 compared to the Year Ended December 31, 2000 increased to $155,859 from $84,934. This increase in expenses was primarily due to interest payments on debt instruments.

ACQUISITION CANDIDATES

             In July 1998, January 1999 and August 1999, the Company acquired Dow, Capital Funding and Jupiter respectively. The Company is seeking to acquire additional mortgage originators and may also consider the acquisition of ancillary organizations such as title companies, health care providers, and other financial service organizations focused on the senior citizen market.

   In October 2001 we signed a letter of intent to acquire certain assets of Dupont Mortgage Group, Inc. of Tampa, Florida for a purchase price of $200,000 and 1,100,000 shares of our common stock. This acquisition closed with an effective date of December 31, 2001 and was disclosed on an 8-K filed on February 12, 2002.

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

    We believe we can achieve profitability if we can increase our revenues. The operating and administrative infrastructure to manage the growth of the Company is currently in place. Management plans to increase marketing of its mortgage products. Our marketing efforts are dependent upon our ability to fund such efforts; and there can be no assurance that we will reach profitability without accessing additional capital resources.
There are no assurances that we will be able to raise the required capital through the sale of our debt or equity securities or that we will have access to other sources of capital on terms that are acceptable to us. We have entered into an equity line agreement for up to $15 million dollars.
The Company announced that it is seeking to restructure the equity credit line that it announced in February 2002. The amount of the equity credit line would be reduced to $2,500,000 and restructured to meet the SEC's current requirements for registration of shares to be issued in such transactions. There can be no assurances that the Company will be successful in restructuring the equity credit line, or that any funding will be available to the Company from the line.







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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                                   MANAGEMENT

         The directors and executive officers of the Company are:



NAME                          AGE          POSITION
----                          ---          -------
Nelson A. Locke               51           Chairman of the Board,
                                           CEO / Director

Michael J. Buono              37          President/COO/Director

Dean J. Girard                42          Vice President
                                          Treasurer/ Chief
                                          Financial Officer
                                          Director

Cheryl D. Locke               45          Director
                                          Secretary

Thomas G. Sherman, Esq.       51          Director

Charles M. Kluck              57          Director

Nelson A. Locke and Cheryl D. Locke are married.

      Our directors serve for terms of three years. The terms of Cheryl D. Locke and Dean Girard extend to the 2002 annual meeting of shareholders, the terms of Thomas G. Sherman and Nelson A. Locke extend until the 2003 annual meeting of Shareholders and the terms of Michael J. Buono and Charles M. Kluck extend until the 2004 annual meeting of shareholders.

      Nelson A. Locke founded the Company in 1990 and served as its President until September 2001 and Chairman since 1990 and Director since 1990. He is the architect of the Company's business model. He is the past President of the Florida Association of Mortgage Brokers-Miami Chapter and has earned the NAMB's Certified Residential Mortgage Lender designation. In 1997 he was named FAMB's 'Broker of the Year', and in 1998 was awarded the prestigious FAMB 'President's Award' for his public relations efforts on behalf of the Florida Mortgage Brokerage Industry. In 1999, he was elected by his 2,000 FAMB peers to serve on the association's Executive Committee. He is a founding member of the National Reverse Mortgage Lenders Association. Mr. Locke is a Marine Corps. veteran (non commissioned officer) and holds a B.A. from California State University.



      Cheryl D. Locke has been the Secretary and a member of the Board of Directors since 1998. She joined the Company in 1990 on a part time basis, as a loan officer. By 1994, she had risen to senior loan officer. From 1995 to 1998, she directly supervised all loan production and closing. In January 1998, she was appointed Executive Vice President and elected to the Company's Board of Directors. She served as Executive Vice President until July 2000, when she assumed her current duties as corporate Secretary and Director.

      Michael Buono was elected to the Board of Directors in 2000.
He was elected as corporate Chief Operating Officer in November 2000 and appointed corporate President in September 2001. Mr. Buono was a co-owner and CEO of Jupiter Mortgage since March of 1995. He is Chairman of the corporate Audit Committee.

      Dean J. Girard was elected to the Board of Directors in September 2001. He has been the Chief Financial Officer of America's Senior Financial Services since November 2000. Prior to joining America's Senior, he was the Chief Financial Officer for Jupiter Mortgage from August 1999 to November 2000. He serves on the Audit Committee.

      Thomas J. Sherman has been an attorney in private practice in Coral Gables, Florida since 1980. He is also President and owner of Union Title Services, Inc., a full service title insurance agency. There are no ownership ties between Union Title and the Company. Mr. Sherman is a graduate of the University of Miami School of Law. Since 1990, Mr. Sherman has served as the Company's general counsel. He became a director in January 1998. He also serves on both the Audit and Compensation Committee.

    Charles M. Kluck has been the President of Dow Guarantee Corp. since its founding in 1985. Dow was acquired by the Company on July 31, 1998. He continues to serve in that capacity. He became an director in July 1998. In May 2000, he was appointed to the Company's Compensation Committee.

BOARD COMMITTEES

      The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee, consisting of Thomas J. Sherman, Michael Buono, and Dean J. Girard, reviews the adequacy of internal controls and results and scope of the audit and other services provided by the Company's independent auditors. The Compensation Committee, consisting of Thomas Sherman and Charles Kluck, establishes and recommends salaries, incentives and other forms of Compensation for officers and other key employees.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based upon review of the of information furnished to the Company late filing of Form 5 was performed by Mssrs. Buono and Girard.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years.

    NAME AND                                               OTHER ANNUAL
    PRINCIPAL POSITION          YEAR  SALARY     BONUS     COMPENSATION
    ------------------         ----   ------     -----     ------------
     Nelson A. Locke           2001  $200,000 (1) -0-     $    -0-
     Chairman                  2000  $ 14,653     -0-       213,054
     CEO                       1999  $ 62,750     -0-          -0-
                               1998  $ 70,000     -0-        5,000

     Michael J. Buono          2001  $125,000     -0-     $    -0-
     CEO Jupiter Mortgage Corp.2000  $135,500     -0-          -0-



    NAME AND                    RESTRICTED SECURITIES   OTHER    ALL
                                STOCK      UNDERLYING   LTIP     OTHER
    PRINCIPAL POSITION    YEAR  AWARDS     OPTIONS/SARS PAYOUTS  COMPENSATION
    ------------------    ----   ------     -----     ---------- ------------
     Nelson A. Locke      2001  $  -0-       -0-          -0-     2,842 (2)
     Chairman             2000  $  -0-       -0-          -0-      -0-
     CEO                  1999  $  -0-       -0-          -0-      -0-
                          1998  $  -0-       -0-          -0-      -0-

     Michael J. Buono     2001  $  -0-       -0-          -0-      -0-
CEO Jupiter Mortgage Corp.2000     -0-       -0-          -0-      -0-

(1) Nelson Locke received no cash salary during the year 2001. He was issued stock in the amount of $54,000 to offset expenses incurred and paid for by him that were covered under his employment agreement. He also received cash payments in the amount of $94,500 for repayment of corporate and contract expenses incurred by the Company but paid by Mr. Locke for items on behalf of the Company in previous periods. These amounts had been accrued.

(2)  Life insurance premiums paid for Mr. Locke were in the amount of 2,842.

DIRECTOR COMPENSATION


        No material fees were paid for director services.

EXECUTIVE EMPLOYMENT AGREEMENTS

          EXECUTIVE EMPLOYMENT AGREEMENTS

      In July 1998 the Company entered into a five (5) year employment agreement with Nelson A. Locke. Originally, Mr. Locke was employed as President and Chairman at an annual salary of $70,000 and such additional compensation as he determines. The agreement provided certain health, life and disability insurance, and autos to Mr. Locke. The Agreement provided for the establishment of an "Executive Performance Bonus Pool" described below. The agreement provided that in any calendar year when the Company's stock price increased by at least 20%, that he shall be eligible for stock options equal to 5% of his total common stock holdings at the end of the calendar year which may be exercised at $1.00 per share and may be paid for by interest-free promissory note. Mr. Locke waived these options for 1998, 1999, 2000 and 2001 as this event may have been harmful to future business and investor prospects.

            In December 1998 the Board discussed Mr. And Mrs. Locke's employment contracts, and discussed revising the terms of the Locke employment arrangement. Subsequently, in October 1999 the Board of Directors approved a change in Mr. Locke's annual base salary to $200,000. His health, life, option plan, disability insurance and auto allowances remain the same. As part of this revision, Mrs. Locke agreed to eliminate her separate salary. This is discussed in greater detail in the next paragraph. Cash flow circumstances have been such that Mr. Locke has been continually unable to collect his cash salary and had to defer most of the cash payments related to his other benefits. In 2000, Mr. Locke settled the matter by accepting additional restricted stock at $0.50 a share, at a time when the stock was trading at less than $0.10. This action benefited the Company in that it reduced the actual cost by 75%. For 2001, Mr. Locke is owed an estimated $160,239. Mr. Locke is currently negotiating a similar stock settlement for 2001. In February 2002 he proposed to take common stock at a value of 25 cents per share, which would effectively save the Company another $90,000.

      In January 1998 the Company entered into a five (5) year employment agreement with Cheryl D. Locke. Mrs. Locke was employed as Executive Vice President, Secretary and Director at an annual salary of $50,000. The agreement provided certain health, life and disability insurance, an auto to Mrs. Locke, special performance bonus of up to $25,000 to be paid at the discretion of the President. She was entitled to commission on loan originations for which she was submitting loan officer. The agreement provided that in any calendar year when the Company's loan origination's increase by at least 20%, that she shall be eligible for stock options equal to 5% of her total common stock holdings at the end of the calendar year which may be exercised at $1.00 per share and may be paid for by interest-free promissory note. Mrs. Locke waived these options for 1998, 1999, 2000 and 2001 as this event may have been harmful to future business and investor prospects. In January 2000, the cash portion of Mrs. Locke's salary was rolled incorporated into Mr. Locke's contract, consistent with the intent of the Board of Directors as discussed in December 1998 and reflected by the changes made to Mr. Locke's contract when it was revised in October of 1999. Subsequently in 2000 and 2001, Mrs. Locke did not receive any material amount of cash compensation.

      In July 1998 the Company's subsidiary, Dow Guarantee Corp., entered into an employment agreement with Charles M. Kluck for a term of five years, under which Mr. Kluck would have been paid an annual salary of $110,000. This contract is currently under review.

      In July 1998 the Company's subsidiary, Dow Guarantee Corp., entered into an employment agreement with Linda C. Kluck for a term of five years, under which Ms. Kluck would have been paid an annual salary of $70,000. This contract is currently under review.

      In August of 1999 the Company's subsidiary, Jupiter Mortgage Corp., entered into an employment agreement with Michael J. Buono for a term of 5 years, under which Mr. Buono will be paid an annual salary of $150,000.

      In August of 1999 the Company's subsidiary, Jupiter Mortgage Corp., entered into an employment agreement with Deanne J. Anderson for a term of 1 year, under which Ms. Anderson will be paid an annual salary of $120,000. In August of 2000, this contract was extended on a year-to-year basis.

      In April 2000 Nelson and Cheryl Locke were issued an option to acquire 300,000 shares of common stock jointly for $.50 per share. See Exhibit 9.0.

OTHER OPTION PLAN

      On April 12,2000 the Board of Directors granted options pursuant to two special option plans which have been designated Form A & B. Form A was developed as an anti-dilution full ratchet option plan to protect the Company in the event of any takeover attempt. Format B was developed to recognize certain shareholders who had supported the Company with cash and/or significant personal efforts during the prior twenty-four months.

      Any shares issued under this option agreement will be deemed "restricted shares" under the Act, and the public sale thereof even after the expiration of the lock up period absent registration of such securities under the Act may only be made in compliance with Rule 144 promulgated under the Act. The shares will bear an appropriate restrictive legend reflecting the foregoing. The lock up period is for 24 months.

    Format "A" is to be used in relation to any options exercised by Directors and Officers and Format "B" relates to all of the other optionees. All options are exercisable for 50 cents per share which was the closing price of the stock as of April 18, 2000.

    The following options were granted as a result of the action taken by the Board on April 12, 2000. Each option expires on April 12, 2003.






                          Format A
Name                                # of Options Granted
----                                --------------------

Locke, Cheryl and Nelson                  300,000
Shelley, Michael                           75,000
Sherman, Thomas                            75,000
Kluck, Charles                             75,000
Kluck, Linda                               75,000
Buono, Michael                             50,000
Anderson, Dee                              25,000
Hetzel, Lori                               15,000
Girard, Dean                               10,000
                                         --------
Total                                     700,000



                          Format B
Name                                # of Options Granted
----                                --------------------
Brickell Equity Group                     200,000
Palmun Associates                         150,000
Rosen Kenneth                              25,000
Kahn, Mark                                 20,000
Kahn, A                                    10,000
Hoffberger, Robert                         30,000
Aurelia Partners                           20,000
Schnelder Trust                            20,000
Biondo, Jane                               10,000
Donahue, Edwin                             15,000
                                         --------
Total                                     500,000


     In addition, by accepting these options, the optionees agreed to grant voting rights on the underlying shares to the Company. This assignment of voting rights expires upon arm's length sale of the underlying shares into the market. None of these options have been exercised as of the date of this prospectus.



EXECUTIVE PERFORMANCE BONUS POOL

    The Company's employment agreement with its President, Nelson A. Locke, provides that ten percent (10%) of the Company's pre-tax net income for 1998 through 2002 in excess of the pre-tax net income for December 31, 1997 shall be contributed to an annual bonus pool for the benefit of Mr. Locke and other key employees of the Company. The allocation of any bonus is to be made by the Compensation Committee.

    No bonus was allocated for 1998, 1999, 2000 or 2001.



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

    The plan is administered by the Compensation Committee consisting of two non-employee directors or in the absence of such a committee, the Board of Directors.

      Pursuant to the ISO Plan, the Company may grant Incentive Stock Options as defined in ss. 422(b) of the Internal Revenue Code of 1986 and non-qualified stock options not intended to qualify under such section. The price at which the Company's common stock may be purchased upon exercise of Incentive Stock Options granted under the Plan will be required to be at least equal to the fair market value of the common stock on the date of grant. Non-qualified stock options may be at any price designated by the Committee on the date of grant. Options granted under the Plan may have maximum terms of not more than ten (10) Years and are not transferable except by will or the laws of descent and distribution. No Incentive Stock Options under the Plan may be granted to an individual owning more than ten percent (10%) of the total combined voting power of all classes of stock issued by the Company unless the purchase price of the common stock under such option is at least one hundred ten percent (110%) of the Fair Market Value of the shares issuable on exercise of the option at the date of grant and such option is not exercisable more than five (5) years from the date of grant.

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

      If the Change of Control takes place, the Board may vote to immediately terminate all outstanding options or may vote to accelerate the expiration of options to the tenth day after the effective date of the Change of Control. If the Board votes to immediately terminate the options, it shall make a cash payment to the grantees equal to the difference between the exercise price and the Fair Market Value of the shares that would have been subject to the terminated option on the date of the Change of Control. A Change of Control of the Company is generally deemed to occur when any person becomes the beneficial owner of or acquires voting control with respect forty percent (40%) or more of the total voting shares of the Company, the Company is merged into any other company, or substantially all of its assets are acquired by another company, or three or more directors nominated by the Board to serve as a director, each having agreed to serve in such capacity, failed to be elected in a contested election of directors.

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

      Until the closing of an underwritten public offering by the Company, pursuant to a registration statement filed and declared effective under the Securities Act of 1933 covering offer and sale of the Company's common stock for the account of the Company, the Company has the right of first refusal to acquire any shares which were acquired pursuant to the exercise of options under the Plan at the Fair Market Value on the date of the shareholder's notice to the Company and the Company shall have the right to repurchase any option shares following holder's termination of service or affiliation with the Company for any reason at the original exercise price of the option.

      No options have been issued under this plan.
NON-QUALIFIED STOCK OPTION PLAN.

      Pursuant to the Non-Qualified Stock Option Plan (the "Non-ISO Plan"), options to acquire a maximum of two percent (2%) of the total authorized shares of the Company may be granted to any person who performed services for the Company and its subsidiaries.

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

      The Plan provides for appropriate adjustments in the number and type of shares covered by the Plan and options granted there under in the event of any reorganization, merger, re-capitalization or certain other transactions involving the Company.

      Until the closing of an underwritten public offering by the Company, pursuant to a registration, filed and declared effective under the Securities Act of 1933 covering offer and sale of the Company's common stock for the account of the Company, the Company has the right of first refusal to acquire any shares which were acquired pursuant to the exercise of options under the Plan. At the Fair Market Value on the date of the shareholder's notice to the Company and the Company shall have the right to repurchase any option shares following holder's termination of service or affiliation with the Company for any reason at the original exercise price of the option.
     No options have been issued under this plan.

NON-PLAN STOCK INCENTIVES.

      In 1998, the Company issued 74,400 shares of its common stock to employees as incentive compensation. These shares vest at three years. There is no prorated vesting schedule. During 2001, 2000 and 1999 we issued an additional 377,350, 12,600 and 151,300 shares respectively to employees as incentive compensation. In this number Dean Girard was issued 50,000 shares in 2001 and Michael Buono was issued 300,000 shares.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

DESCRIPTION OF SECURITIES

           The following table sets forth, as of February 28, 2002, the beneficial Ownership of the Company's 18,370,983 outstanding shares of Common Stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (2) each director and executive officer of the Company; and (3) all directors and officers as a group.
                           NUMBER OF
NAME                     COMMON SHARES     PERCENT(1)
----                    -------------     ----------------
Nelson A. Locke(2)(4)          3,491,842          17.1%

Cheryl D. Locke(2)(4)          3,491,842          17.1%

Charles M. Kluck(3)(4)         1,483,895           7.7%

Michael Buono(4)               1,273,179           6.6%

Thomas G. Sherman, Esq.(4)       185,000           1.0%

Dean J. Girard (4)                78,408            .0

All officers and directors
as a group(6 persons)          6,102,408          28.9%
----------
(1) Based upon 18,370,983 shares outstanding as of February 28, 2002 and additional shares which may be acquired pursuant to options and conversion of preferred stock.

(2) Nelson A. Locke and Cheryl D. Locke own such shares as joint tenants.

(3) Includes 61,776 owned by his sister, Linda Kluck.

(4) Includes options to acquire shares under Form A Stock Option Plan as follows: Cheryl and Nelson Locke 300,000 shares, Charles Kluck 75,000 shares, Michael Buono 50,000 shares, Thomas Sherman 75,000 shares Dean Girard 10,000 shares.

(5) Includes Convertible Preferred shares as follows:
    Cheryl and Nelson Locke 1,776,108 shares, Charles Kluck 858,895 shares, Michael Buono 1,016,500.

      The following table sets forth, as of February 28, 2002, the beneficial Ownership of the Company's 5,034,669 outstanding shares of Preferred
Stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (2) each director and executive officer of the Company; and (3) all directors and officers as a group.

                            NUMBER OF
NAME                     PREFERRED SHARES     PERCENT(1)
----                    -------------     ----------------
Nelson A. Locke(2)            1,776,108          35.3%

Cheryl D. Locke(2)            1,776,108          35.3%

Charles M. Kluck(3)             858,895          17.1%

Michael Buono                 1,016,500          20.2%

Thomas G. Sherman, Esq           -0-              -0-

Dean J. Girard                   -0-              -0-

All officers and directors
 as a group (6 persons)       3,651,503          72.5%
----------
(1)  Based upon 5,034,669 shares outstanding as of February 28, 2002.

(2)  Nelson A. Locke and Cheryl D. Locke own such shares as joint tenants.

(3) Includes 138,224 owned by his sister, Linda Kluck.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           A shareholder, Brickell Equity Group received fees for services during 1999 consisting of 5,200 shares of the Company's common stock valued at $17,550 for investment services.

    During 2000 the Company's Chairman, Nelson Locke owed the Company $20,700 (including accrued interest) under a note bearing 5% interest. Also, Mr. Locke bought a vehicle from the Company for $5,000, which was approximately the net book value at the time of the sale. Mr. Locke has since repaid the note.

   During 2000, with full Board authorization, the Company's CEO, Nelson Locke exchanged 1,000,000 shares of common stock (par value $1,000) for 1,000,000 shares of preferred stock A (par value $1,000). In addition he exchanged $213,054 of unpaid deferred salary and other unpaid expense reimbursements he made to the Company for 426,108 shares of preferred stock. In April 2000, the Board of Directors authorized the issuance of an option for the CEO Nelson Locke to acquire 300,000 shares of common stock for $.50 per share under the same terms and conditions as the Form A stock option plan.

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

    Two shareholders of the Company (the former owners of Capital Funding) , Michael Pollis and George Pollis, each owed the Company $50,000 under promissory notes dated December 31, 1997. These notes bore interest at 6% per annum and the interest was payable annually on December 31st. These notes were due on January 1, 2004. During the year 2000 these notes and the related accrued interest were written off as uncollectible.

    The Company owes the Chairman, Nelson Locke $160,329.00 in deferred
Salary and benefits, and other money that was loaned to the Company during the course of the last twelve months. There is no fixed repayment schedule and interest on the amount is provided for by the January 1998 revolving promissory note between the Chairman's family and the Company. Mr. Locke is currently negotiating to convert this amount to common stock at a stated value of 25 cents per share. The stock is currently trading at less than 10 cents a share. This action will save the Company about $90,000.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

The following Exhibits are incorporated by reference to the Exhibits of the same number filed with the Company's Registration Statement on Form 10-SB filed April 16, 1999:


       EXHIBIT NO.            DESCRIPTION
      ------------            -----------
       2(a)                   Articles of Incorporation of the Registrant

       2(b)                   Articles of Amendment to Articles of
                              Incorporation

       2(c)                   By-Laws of the Registrant

       2(d)                   Incentive Stock Option Plan

       2(e)                   Non-Qualified Stock Option Plan

       6(a) Employment Agreement as of January 2, 1998 between Registrant and Nelson A. Locke

       6(b) Employment Agreement as of January 2, 1998 between Registrant and Cheryl D. Locke

       6(c) Employment Agreement as of July 31, 1998 between Registrant and Dow Guarantee Corp. and Charles M.Kluck

       6(d) Employment Agreement as of July 31, 1998 between Registrant and Dow Guarantee Corp. and Linda C. Kluck

       6(e) Employment Agreement as of August 10, 1998 between Registrant and Vistra Growth Partners, Inc.

       6(f)                   Agreement for purchase of Dow Guarantee Corp.

       6(g) Agreement for purchase of Capital Funding of South Florida, Inc.

       6(h)                   Consulting Agreement with Vistra Growth
                              Partners, Inc.




The following Exhibits are incorporated by reference to Exhibit 10.1 filed on Form 8-K on September 11, 1999:

6(i)                    Agreement for purchase of Jupiter Mortgage Corporation


The following Exhibits are incorporated by reference to the Exhibits of the same number filed with the Company's Form SB-2 filed on November 16, 2000:


       9.0              Other Option Plan*

      10.0 Consulting Agreement dated September 20, 2000 with 21st Equity Partners L.L.C.*




The following Exhibits are incorporated by reference to the Exhibits of the same number filed with the Company's Form SB-2A filed on December 15, 2000:


      10.1             Financial Advisory Agreement Consulting
                       Agreement dated February 2, 2000 with Capital
                       Link, L.L.C.

      10.2 Consulting Agreement dated January 1, 2000 with Brickell Equity Group, Inc.

      10.3 Investor Relations Agreement dated January 7, 2000 with Charterbridge Financial Group


      10.4             Investor Banking Agreement dated January 7,
                       2000 with Charterbridge

      10.5             Consulting Agreement with Speight and
                       Associates, Inc.



The following Exhibits are incorporated by reference to the Exhibits of the same number filed with the Company's Form SB-2 filed on December 21, 2001:

     10.7              Equity Agreement with JJ&T L.L.C.

     10.8              Warrant Agreement with First Montauk Securities

     10.9              Agreement with The Investor Online

The following Exhibit is incorporated by reference to the Exhibit of the same number filed with the Company's Form 8-K filed on February 12, 2002:

     15.0              Dupont Mortgage Group, Inc. Acquisition Agreement

The following Exhibits are filed herewith:


     21                Subsidiaries



 (b)  Reports on Form 8-K:

         One report on Form 8-K was filed during the last quarter for the period covered by this report. This was filed to disclose the asset purchase acquisition of Dupont Mortgage Group, Inc.





















                         SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICA'S SENIOR FINANCIAL SERVICES,
INC.


Dated: April 12, 2002                  By: /s/ Nelson A. Locke
                                           ----------------------------------
                                           Nelson A. Locke,
                                           Chairman of the Board
                                           Chief Executive Officer


Dated: April 12, 2002                  By: /s/ Dean J. Girard
                                           ----------------------------------
                                           Dean J. Girard,
                                           Vice President / Treasurer
                                           Chief Financial Officer

































Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


/s/ Nelson A. Locke	       Chairman of the Board           April 12, 2002
----------------------         CEO / Director
Chairman of the Board
Nelson A. Locke


/s/ Michael J. Buono	       President / COO                 April 12, 2002
----------------------         Director
President
Michael J. Buono


/s/ Dean J. Girard             Vice President /Treasurer       April 12, 2002
----------------------         CFO / Director
Chief Financial Officer
Dean J. Girard


/s/ Cheryl D. Locke		  Secretary / Director           April 12, 2002
----------------------
Secretary Directory
Cheryl D. Locke


/s/ Thomas Sherman Esq.         Director	                      April 12, 2002
----------------------
Director
Thomas Sherman


/s/ Charles M. Kluck		  Director                        April 12, 2002
----------------------
Director
Charles M. Kluck


































                           AMERICA'S SENIOR FINANCIAL SERVICES, INC.

                                AUDITED FINANCIAL STATEMENTS
                                     FOR THE YEARS ENDED
                                  DECEMBER 31, 2001 AND 2000



                           INDEX TO FINANCIAL STATEMENTS





                                                                     Page

INDEPENDENT AUDITORS' REPORT                                            1


FINANCIAL STATEMENTS

       Consolidated Balance Sheets                                    2-3

       Consolidated Statements of Operations                            4

       Consolidated Statements of Changes in Stockholders' Equity     5-6

       Consolidated Statements of Cash Flows                            7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	                           8-22










                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors
   and Stockholders of
America's Senior Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of America's Senior Financial Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America's Senior Financial Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





West Palm Beach, Florida
March 8, 2002




















    AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2001 AND 2000
ASSETS
                                               2001                2000
CURRENT ASSETS:
Cash and cash equivalents                 $ 1,316,406         $    463,079
Brokerage fees receivable                     144,877              289,891
Employee loans                                 16,837                1,300
Mortgage loans held for sale                2,991,322            3,976,845
Prepaid expenses                              324,483              346,561

TOTAL CURRENT ASSETS                        4,793,925            5,077,676

PROPERTY AND EQUIPMENT, net                   359,538              368,558

OTHER ASSETS
Goodwill, net                               4,836,911            4,838,953
Notes receivable                              250,000              250,000
Other assets                                   70,216               73,585

     TOTAL OTHER ASSETS                     5,157,127            5,162,538

     TOTAL ASSETS                         $10,310,590          $10,608,772

LIABILITIES

CURRENT LIABILITIES:
Current portion of capital
 lease obligations                         $     2,734        $     44,471
Lines of credit                                421,476             149,091
Warehouse lines of credit                    2,966,795           3,961,286
Accounts payable                               593,457             648,415
Accrued expenses                             2,365,608           1,026,085

     TOTAL CURRENT LIABILITIES               6,350,067           5,829,348

CAPITAL LEASE OBLIGATIONS,
    less current portion                          -                 32,600

LONG TERM DEBT, convertible debentures            -              1,136,000

TOTAL LIABILITIES                          $ 6,350,070        $  6,997,948









                                       -2-



                    See notes to consolidated financial statements.
            AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS, continued
                         DECEMBER 31, 2001 AND 2000


STOCKHOLDERS' EQUITY:

Preferred stock:
 Series A Convertible, $0.001 par value;
 5,000,000 shares authorized, 4,468,003
 and 3,718,003 shares issued and out-
 standing in 2001 and 2000, respectively         4,468               3,718
 Series B Convertible, $0.001 par value;
 1,000,000 shares authorized, none issued
 Series C Convertible, $0.001 par value;
 900,000 shares authorized, 566,666 and
 400,000 shares issued and outstanding in
 2001 and 2000, respectively                       567                 400

Common stock, $0.001 par value;
 100,000,000 shares authorized,
 17,006,150 and 9,406,326 shares
 issued and outstanding in 2001
 and 2000, respectively                         17,006               9,406


Additional paid in capital                  15,567,887          14,086,285

Retained earnings (deficit)                (11,265,959)        (10,395,979)

Unearned compensation-
 restricted stock                             (363,449)            (93,006)

     TOTAL STOCKHOLDERS' EQUITY              3,960,520           3,610,824

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                               $ 10,310,590       $  10,608,772

















                                         -3-
                     See notes to consolidated financial statements.

            AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                           2001         2000

REVENUES                                              $ 7,653,968  $6,559,976

EXPENSES:
Payroll and related expense                             5,768,220   5,149,098
Administrative, processing, and occupancy               3,331,667   3,244,752
Goodwill amortization                                     257,892     257,888

     TOTAL EXPENSES                                     9,357,779   8,651,738

LOSS FROM OPERATIONS                                   (1,703,811) (2,091,762)

OTHER

Interest Income                                                        (7,160)
Interest expense                                          155,858      92,094

     Total other, net                                     155,858      84,934

LOSS BEFORE EXTRAORDINARY ITEM
AND INCOME TAXES                                       (1,859,669) (2,176,696)

EXTRAORDINARY ITEM
Gain on settlement of Debentures                          989,690        -
(No applicable income tax)


PROVISION FOR INCOME TAXES

     NET LOSS                                        $  (869,979) $(2,176,692)

LOSS PER COMMON SHARE:
Basic                                                $     (.069) $     (.237)

Diluted                                              $     (.069) $     (.237)

Weighted average common
shares outstanding                                    12,568,000    9,166,000









                                        -4-

                  See notes to consolidated financial statements.
                   AMERICA'S SENIOR FINANCIAL SERVICES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 2000

                                 PREFERRED     COMMON      PREFERRED  COMMON
                                     STOCK     STOCK       STOCK AT   STOCK AT
                                 # OF SHARES   # OF SHARES PAR VALUE  PAR
VALUE

STOCKHOLDERS' EQUITY,
January 1, 2000                              7,690,262                  7,690

Stock issued pursuant to
debenture conversions                          398,497                    398
Issuances of common stock for cash,
net of expenses                                323,719                    324
Stock issued for services                    1,881,248                  1,881
Restricted stock issued to employees,
     net of stock earned                        12,600                     13
Conversion of common stock to
     Preferred stock            1,000,000   (1,000,000)       1,000    (1,000)
Conversion of debt to preferred
     Stock		                426,108                       426
Stock issued for acquisitions   2,691,895      100,000        2,692       100
Net loss for the year ended
 December 31, 2000

 STOCKHOLDERS' EQUITY,
 December 31, 2000              4,118,003    9,406,326        4,118     9,406

                                 ADDITIONAL                              TOTAL
                                 PAID-IN       RESTRICTED          STOCKHOLDER
                                 CAPITAL       STOCK       DEFICIT      EQUITY

STOCKHOLDERS' EQUITY,
January 1, 2000                12,498,553     (171,881) (8,219,283) 4,115,079

Stock issued pursuant to
  debenture conversions           675,602                             676,000
Issuances of common stock for cash,
  net of expenses                 187,386                             187,710
Stock issued for services         477,221                             479,102
Restricted stock issued to employees,
     net of stock earned           12,587       78,875                 91,475
Conversion of common stock to
     Preferred stock                                                     -
Conversion of debt to preferred
     Stock		                212,628                             213,054
Stock issued for acquisitions      22,308                              25,100
Net loss for the year ended
 December 31, 2000                                      (2,176,696)(2,176,696)

 STOCKHOLDERS' EQUITY,
 December 31, 2000             14,086,285      (93,006) (10,395,979) 3,610,824

                                         -5-
                       See notes to consolidated financial statements.
                AMERICA'S SENIOR FINANCIAL SERVICES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 2001

                                 PREFERRED     COMMON      PREFERRED  COMMON
                                     STOCK     STOCK       STOCK AT   STOCK AT
                                 # OF SHARES   # OF SHARES PAR VALUE  PAR
VALUE

STOCKHOLDERS' EQUITY,
January 1, 2001                4,118,003     9,406,326        4,118     9,406

Stock issued pursuant to
debenture conversions                        1,375,000                  1,375
Issuances of preferred stock
     for cash                    166,666                        167
Stock issued for services        100,000     4,249,040          100     4,249
Restricted stock issued to employees,
     net of stock earned         650,000     1,975,784          650     1,976
Net loss for the year ended
 December 31, 2001

 STOCKHOLDERS' EQUITY,
 December 30, 2001             5,034,669    17,006,150        5,035    17,006

                                 ADDITIONAL                              TOTAL
                                 PAID-IN       RESTRICTED          STOCKHOLDER
                                 CAPITAL       STOCK       DEFICIT      EQUITY

STOCKHOLDERS' EQUITY,
January 1, 2001               14,086,285     (93,006)  (10,395,979) 3,610,824

Stock issued pursuant to
  debenture conversions          170,500                              171,875
Issuances of preferred
     stock for cash               29,833                               30,000
Stock issued for services        832,457                              836,806
Restricted stock issued to employees,
     net of stock earned         448,812    (270,443)                 180,995
Net loss for the year ended
 December 31, 2001                                       (869,980)   (869,980)

 STOCKHOLDERS' EQUITY,
 December 31, 2001            15,567,887    (363,449) (11,265,959)  3,960,520

                       See notes to consolidated financial statements.
             AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        FOR THE YEARS
                                                      ENDED DECEMBER 31,

CASH FLOWS FROM OPERATING ACTIVITIES                   2001            2000

Net Loss                                         $ (869,980)    $ (2,176,696)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                       342,369          341,544
Extraordinary item settlement of debentures        (986,690)            -
Common stock issued for services                  1,017,801          504,202
Common stock issued for debenture financing costs     -               62,002
Changes in current assets and liabilities:
Brokerage fee receivable                            145,014          (75,287)
Employee loans                                      (15,537)         174,414
Prepaid expenses                                     22,078         (289,710)
Accounts payable and accrued expenses             1,242,828          831,823
Other                                                 3,369          188,348

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES 901,252        (439,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                 (75,457)         (13,155)
Changes in other assets                            (255,850)         599,951
(Increase) decrease in mortgage loans               985,523       (1,587,683)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES 654,216      (1,000,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net                 30,000          187,709
Other capital contributions                                          213,054
Net borrowings (payments) under lines of credit    (722,106)       1,104,887
Payments on long-term capital lease obligations     (32,600)          (4,697)
Other                                                22,565

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES(702,141)        1,500,953

NET INCREASE IN CASH AND CASH EQUIVALENTS           853,327           60,706

CASH AND CASH EQUIVALENTS, beginning of period      463,079          402,373

CASH AND CASH EQUIVALENTS, end of period        $ 1,316,406       $  463,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash during the period         $   147,338       $   34,099
Income taxes paid in cash during the period            none             none

                     See notes to consolidated financial statements.
                       AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

America's Senior Financial Services, Inc. ("AMSE") was incorporated on February 26, 1990. On July 31, 1998, AMSE acquired Dow Guarantee Corp. ("DOW"), on January 29, 1999, AMSE acquired Capital Funding of South Florida, Inc. ("Capital Funding") and on August 18, 1999, AMSE acquired Jupiter Mortgage Corp. ("Jupiter"). On September 30, 1999, Capital Funding and Jupiter were merged and Jupiter was the surviving corporation. On December 31, 2001, Jupiter acquired the assets of Dupont Mortgage Group, Inc. (Dupont). AMSE and its subsidiaries are collectively referred to as "the Company". All significant intercompany balances and transactions are eliminated in consolidation.

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

                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, typically seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred.


Intangible Assets

The excess of investment cost over the fair value of net assets acquired (goodwill) is being amortized using the straight-line method over a period of 20 years. Amortization of goodwill for the years ended December 31, 2001 and 2000 were approximately $257,892 and $257,888, respectively.


Advertising

The costs of advertising, promotion and marketing programs are generally charges to operations in the year incurred. Total advertising expense was approximately $26,576 and $66,386 for the years ended December 31, 2001 and 2000, respectively.


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

                       AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


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





                                      -10-
                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


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


Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." SFAS 141 supersedes APB 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. AMSE does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. AMSE expects to adopt SFAS 142 for its first fiscal quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations. The Company expects that a substantial amount of its intangible assets will no longer be amortized.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. AMSE plans to adopt SFAS 144 in 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.


                                       -11-
                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


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


2.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                               2001       2000

     Office equipment                     $ 394,446   $ 335,463

     Furniture and fixtures	              260,787     244,314

     Leasehold improvements                  52,890      52,890

     Vehicles                                47,098      47,098

      Total cost                            755,221     679,765

       Less accumulated depreciation       (395,683)   (311,207)

       Property and equipment, net          359,538  $ 368,558


Depreciation expense for the years ended December 31, 2001 and 2000 was approximately $84,477 and $83,656, respectively.



                                       -12-

                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


3.     CREDIT AGREEMENTS

Lines of Credit

The Company maintains several lines of credit with different financial institutions. Interest rates vary, and include prime and prime plus 3%.
As of December 31, 2001 and 2000, the total amounts outstanding under these lines of credit was approximately $421,000 and $149,000, respectively.


Mortgage Warehouse Agreement

The Company maintains warehouse facilities with a financial institution to assist the Company in originating and closing mortgages. The Company is liable under this agreement only if defaults occur during a mortgage closing process. As of December 31, 2001, there was approximately $2,967,000 outstanding bearing interest at prime with a floor of 6%.



4.     LONG-TERM DEBT, CONVERTIBLE DEBENTURES

                                                         2001          2000

Convertible debentures bearing interest at 3%              -       $ 1,136,000
(These debentures were converted into
1,250,000 shares of common stock in 2001 resulting in an extraordinary gain of $989,690.)



5.     INCOME TAXES

A summary of income taxes for the years ended December 31st, are as follows:



                                          2001              2000
          Currently payable
          Federal                  $        -            $    -
          State                             -                 -
            Deferred tax benefit         50,100            669,850
            Income tax benefit           50,100            669,850
            Valuation allowance         (50,100)          (669,850)


           Net income tax provision	        -                   -


                                      -13-
                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



5.     INCOME TAXES, continued

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax assets at December 31, 2001 and 2000 relate to the following:

                                                 2001           2000

     Net operating loss carryforward       $ 1,507,340   $  1,696,240
     Restricted stock awards                   155,170         16,170
       Valuation allowance                  (1,662,510)    (1,712,410)

       Net deferred income tax asset       $     -       $      -


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

The Company has available tax net operating loss carryovers ("NOLS") as of December 31, 2001 of approximately $6,850,000. The NOLs will begin to expire in the year 2013. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be significantly limited.








                                       -14-

                       AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


6.     RELATED PARTY TRANSACTIONS

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

7.     STOCKHOLDER'S EQUITY

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value Common Stock (the "Common Stock"). The holders of the Common Stock are entitled to one vote per share and have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the Board of Directors. Additionally, the holders of the Common Stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

Preferred Stock

On March 23, 1999, the Company amended its Articles of Incorporation to authorize up to 10,000,000 shares of $0.001 par value Preferred Stock (the "Preferred Stock"). The shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares in each series, the designation thereof and the related rights, preferences and limitations of each series. Specifically the Board of Directors is authorized to fix with respect to each series (a) the dividend rate; (b) redeemable features, if any; (c) rights upon liquidation; (d) whether or not the shares of such series shall be subject to a purchase, retirement or sinking fund provision, (e) whether or not the shares of such series shall be convertible into or exchangeable for shares of any other class and, if so, the rate of conversion or exchange; (f) restriction, if any, upon the payment of
                                        -15-
                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

7.     STOCKHOLDER'S EQUITY, continued

Preferred Stock, continued

dividends on commons stock; g) restrictions, if any, upon the creation of indebtness; (h) voting powers, if any, of the shares of each series; and (i) such other rights, preferences and limitations as shall not be inconsistent with the laws of the state of Florida.

Series A Convertible Preferred Stock

On October 24, 2000, the Board of Directors authorized the Series A Convertible Preferred Stock consisting of 8,100,000 shares, par value $0.001 per share, such series ranking superior to any other class or series of capital stock of the corporation. The Series A Convertible Preferred Stock is not entitled to receive any dividend. The shares are convertible into common stock on a one for one basis. Each holder of Series A stock shall be entitled to three times the number of votes as the common stock. During the year 2000, 1,000,000 Series A shares were issued to the Company's President in exchange for 1,000,000 shares of common stock, 426,108 Series A shares were issued to the President on a conversion of loans he made to the Company (including deferred salary), 1,433,000 Series A shares were issued to the former owners of Jupiter Mortgage to finalize the purchase of that subsidiary, and 858,895 Series A shares were issued to the former owners of Dow Guarantee Corp.

Series B Convertible Preferred Stock

On October 24, 2000 the Board of Directors authorized the Series B Convertible Preferred Stock, consisting of 1,000,000 shares, par value $0.001 per share, such series ranking junior to the Series A Preferred. The Series B Convertible Preferred Stock is not entitled to receive any dividends. The shares are convertible into common stock on a one for one basis. This special series has no voting rights as preferred stock. Upon conversion into common stock the holders shall be entitled to vote. During the year 2000, 400,000 Series B Preferred Stock were issued to the former owners of Capital Funding to finalize the purchase of that subsidiary. No shares of Series B Convertible Preferred Stock have been issued as of December 31, 2001.

Series C Convertible Preferred Stock

On October 24, 2000 the Board of Directors authorized the Series C Convertible Preferred Stock, consisting of 900,000 shares, par value $0.001 per share, such series ranking junior to the Series A and Series B Preferred. The Series C Convertible Preferred Stock is not entitled to receive any dividends. In the event of liquidation, the Series C stockholders are entitled to an amount per share equal to $.3281 and no more. The shares are convertible into common stock on a one for one basis. This series has no voting rights as preferred stock. Upon conversion into common stock, the holders shall be entitled to vote. No shares of Series B Convertible Preferred Stock have been issued as of December 31, 2001.
                                        -16-
                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



7.     STOCKHOLDER'S EQUITY, continued

Dow, Capital Funding and Jupiter Acquisitions

In conjunction with the acquisition of Dow, Capital Funding and Jupiter, the Company agreed to an aggregate value guarantee for the shares of the Company's common stock issued in those transactions. The Company issued 2,691,895 shares of Series A Preferred Stock pursuant to these provisions during 2000. No additional shares will be issued in connection with these acquisitions.


Stock Purchase Agreement, Debentures, and Warrants

As described in Note 5, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued $2,500,000 of 3% convertible debentures, and common stock purchase warrants for 34,383 shares at $8.70 per share, which expire on May 31, 2004. Warrants were also issued to placement agents involved in this transaction in the aggregate of 17,241 warrants with an exercise price of $8.70 and an expiration date of May 31, 2004.

During the year 2000, $614,000 of the principal of the debenture was converted by the debenture holder into 368,671 shares of the Company common stock. During the year 2001, the remainder of the debentures were converted into 1,250,000 shares of common stock. An additional 125,000 shares were issued for professional fees in connection with this transaction.


Restricted Stock Awards

During 2001 and 2000, a total of 377,350 and 12,600 restricted shares of the Company's common stock were granted to certain employees with a market value of $377,350 and $12,600, respectively. These amounts were recorded as unearned compensation, restricted stock and are shown as a separate component of stockholder's equity. Unearned compensation is being amortized to expense over the three-year vesting period and, net of forfeitures, amounted to $106,907 and $91,475 in 2001 and 2000, respectively.


Stock Option Plan

On March 15, 1999, the shareholders of the Company approved the adoption of a stock option plan. The plan calls for a maximum of 2,000,000 incentive stock options and 500,000 non-qualified stock options to be issued, at the discretion of the Board of Directors, over the next ten years.




                                      -17-
                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



7.     STOCKHOLDER'S EQUITY, continued

Stock Option Plan, continued

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



                                      -18-
                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



7.     STOCKHOLDER'S EQUITY, continued

Non-Qualified Stock Option Plan, continued

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


All shares issued pursuant to these two formats will be restricted shares.
The restrictions call for volume limitations that state that a person or persons whose shares are aggregated may not sell within any three month period a number of shares which exceeds the greater of 1% of the then outstanding shares of the Company's Common Stock or the average weekly trading value during the four calendar weeks prior to such sale.


The Board of Directors authorized the issuance of Form A options to acquire 700,000 shares and Form B options to acquire 500,000 shares at $.50 per share. All options, regardless of format, will convert into restricted shares under Rule 144. In addition, by accepting these options, the optionees agree to grant voting rights on the underlying shares to the Company. This assignment of voting rights expires upon arm's length sale of underlying shares into the market.
                                      -19-
                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



7.     STOCKHOLDER'S EQUITY, continued

Other Option Plans, continued

The following table summarizes the Company's stock option activity:


                                                       Exercise
                                                       Shares      Price

            Outstanding at beginning of period	        -        -

              Granted in 2000
                  Format A                             700,000   $ .50
                  Format B                             500,000   $ .50
             Granted in 2001                             -           -

            Exercised	                                    -           -

               Expired                                   -           -
                                                      ________     ___
             Outstanding and exercisable at
                     end of period	                  1,200,000   $ .50

Investment Agreement

On November 16, 2001, the Company entered into an investment agreement entitling it to issue and sell common stock for up to an aggregate of $15 million from time to time during a three-year period beginning on the date that the stock is registered for trading. Each election by the Company to sell stock under this agreement is referred to as a "put right."

The Company entered into an agreement with a placement agent for the investment agreement. Under such agreement, the Company will pay a placement fee of 3% of the purchase price of each sale of stock under the investment agreement.

In connection with the investment agreement, the Company issued 750,000 common stock purchase warrants. Such warrants may be exercised for three years following the effective date of a registration covering resale of such shares. These warrants can be exercised at the lower of (i)110% of the closing bid price on the date the agreement was signed (.18) or (ii)110% of the closing bid price on the date the registration becomes effective.





                                      -20-
                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



8.	COMMITMENTS AND CONTINGENCIES


Operating Leases

The Company leases office space in various locations as well as certain office equipment and a vehicle. Future minimum lease payments subsequent to December 31, 2001 under these operating leases are as follows: $15,100 in 2002 and $17,500 in 2003. Rent expense for the years ended December 31, 2001 and 2000 was $354,069 and $397,316, respectively.


Litigation

From time to time, the Company is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Company. At December 31, 2001, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Company.


9.	NET LOSS PER SHARE

For the year ended December 31, 2001 and 2000, basic and diluted weighted average common shares include only common shares outstanding. The inclusion of common share equivalents would be anit-dilutive and, as such, they are not included. However, the common stock equivalents, if converted, would have increased common shares outstanding at December 31, 2001 and 2000 by 7,036,293 and 6,654,934 shares, respectively. The December 31, 2001 equivalents are comprised of 5,034,669 preferred shares, 1,200,000 related to the stock option plan and 801,624 shares applicable to warrants.

A reconciliation of the number of shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:


                                                            2001
                                                  (Preferred)   (Common)

Shares outstanding at December 31,
 2001                                            5,034,669    17,006,150

 Effect of weighting                              (386,986)   (4,438,253)

 Weighted average shares outstanding              4,647,683   12,567,897


                                       -21-
                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



9.    NET LOSS PER SHARE, continued

                                                              2000
                                                     (Preferred)   (Common)

Shares outstanding at December 31,
 2000                                                 4,118,003    9,406,326

 Effect of weighting                                 (3,928,043)    (240,326)

 Weighted average shares outstanding                    189,960    9,166,000



10.    NOTE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          2001       2000
Non-Cash Investing and Financing Activities

Conversion of debentures payable for stock
(See notes 4 and 7)                                   1,136,000     614,000

Issuance of restricted stock to employees               377,350      12,600
(See note 7)

Conversion of related party debt to preferred stock                 213,054
(See note 7)


Other

During 2000, the Company's president exchanged 1,000,000 shares of Common Stock (par value $1,000) for 1,000,000 shares of Preferred Stock (par value $1,000) (See note 7). The exchange was recorded at par value.













                                        -22-










Exhibit 21.


                 Subsidiaries of America's Senior Financial Services, Inc.
                            As of December 31, 2001

                                                      Organized    Percentages
                                                         Under      of Voting
                                                       Laws of:      Power
                                                      ----------   -----------
America's Senior Financial Service's Inc.
   Subsidiaries:

   Jupiter Mortgage Corporation                         Florida        100
   Dow Guarantee Mortgage                               Florida        100