Form 10QSB
period 2002-03-31
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2002-05-15
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended March 31, 2002

                OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25803

             AMERICA'S SENIOR FINANCIAL SERVICES, INC.
 -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                    Florida	               65-0181535
-----------------------------------	-----------------------
(State or other jurisdiction of 	(I.R.S. Employer Identification No.)
 incorporation or organization)

         10800 Biscayne Blvd. Suite 500
               Miami, FL 33161
	----------------------------------------
	(Address of principal executive offices)
                 (305) 751-3232
	----------------------------------------------------
	(Registrant's telephone number, including area code)


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

As of March 31, 2002, the Company had a total of 20,270,983 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

Transitional Small Business Disclosure Format:	Yes [   ]		No	[ X ]







                 AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                           FORM 10-QSB
                   QUARTER ENDED MARCH 31, 2002



INDEX

	PAGE NO.
	--------------
PART I
Item 1.     Financial Statements                                          3-7
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    8-10

PART II
Item 1.     Legal Proceedings	                                             10
Item 2.     Changes in Securities                                          11
Item 6.     Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                 11
































                                     2
PART 1
Item 1.  FINANCIAL STATEMENTS

AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	                       31-Mar.-02       31-Dec-01
                                   (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents          $ 1,194,701       $1,316,406
Brokerage fees receivable              152,322          144,877
Employee advances                       11,669           16,837
Mortgage loans held for sale         3,042,224        2,991,322
Prepaid expenses                       209,754          324,483

TOTAL CURRENT ASSETS                 4,610,670        4,793,925

PROPERTY AND EQUIPMENT, net            337,912          359,538

OTHER ASSETS
Goodwill, net                        4,836,911        4,836,911
Notes receivable                       250,000          250,000
Other assets                            69,161           70,216

    TOTAL OTHER ASSETS               5,156,072        5,157,127

    TOTAL                          $10,104,654      $10,310,590
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt
 and capital lease obligations    $      2,734      $     2,734
Lines of credit                        669,721          921,476
Warehouse lines of credit            2,955,918        2,966,792
Accounts payable                       662,749          593,457
Accrued liabilities                  1,845,866        1,821,823

      TOTAL CURRENT LIABILITIES      6,136,988        6,306,282

CAPITAL LEASE OBLIGATIONS,
less current portion                    43,785           43,785

TOTAL LIABILITIES                    6,180,773        6,350,067

STOCKHOLDERS EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares Authorized, 4,118,003 shares issued and outstanding 5,034,669 at September 30,2001 and 5,651,336 at December 31, 2001.
                                         5,652           5,035
Common stock, $0.001 par value; 25,000,000 shares
Authorized, shares issued and outstanding, 20,270,983 at
March 31,2002 17,006,150 at December 31, 2001.
                                        20,271          17,006
Additional paid in capital          15,872,260      15,384,122
Retained earnings (deficit)        (11,445,641)    (10,575,660)
Income Year to Date                   (528,661)   (    869,980)

      TOTAL STOCKHOLDERS' EQUITY     3,923,881       3,960,523

TOTAL                             $ 10,104,654     $10,310,590

See notes to consolidated financial statements

                                     3



















































AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATMENTS
                        (UNAUDITED)

                                          THREE MONTHS
                                         ENDED MAR 31,


                                         2002             2001

REVENUES                              $1,430,476      $1,947,612

EXPENSES:
Payroll and related expense            1,238,035       1,324,837
Admin, processing, and occupancy         507,852         533,073
Depreciation                              22,779          21,120
Goodwill amortization                       0             64,473
Acquisitions, mergers and investment
related expense                          161,537         210,949

    TOTAL EXPENSES                     1,930,203       2,154,452

LOSS FROM OPERATIONS                    (499,727)       (206,840)

OTHER

Interest Income
Interest expense                         (28,934)        ( 8,578)

    Total other,                        ( 28,934)        ( 8,578)

INCOME/(LOSS) BEFORE EXTRAORDINARY ITEMS
AND INCOME TAXES                        (528,661)       (215,418)

EXTRAORDINARY ITEMS
Gain on settlement of Debenture
(No applicable income tax)                                986,690


PROVISION FOR INCOME TAXES                  -                -
NET INCOME/(LOSS)                       (528,661)        771,272

INCOME/(LOSS) PER COMMON SHARE:
Basic                                 $   (0.029)     $    0.093

Diluted                               $   (0.029)     $    0.093

Weighted average common
shares outstanding                     18,136,531      8,284,328



See notes to consolidated financial statements


                                    4



        AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)

                                                            THREE MONTHS
                                                           ENDED MARCH 31,

CASH FLOWS FROM OPERATING ACTIVITIES                   2002               2001

Net Income / (Loss)                                  (528,661)       $ 771,272

Adjustments to reconcile net income / (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization                          22,780           85,593
Extraordinary item settlement of debenture                            (986,690)
Common stock issued for services                      477,021          359,638
Changes in certain assets and liabilities:
Brokerage fee receivable                               (7,600)        (336,458)
Employee advances                                       5,169            1,300
Prepaid expenses                                      114,730          (69,282)
Other current assets and liabilities, net               1,206             (292)
Accounts payable                                       63,726         (267,406)
Accrued liabilities                                  (220,312)         416,313

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                  (71,941)         (26,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase / Sale of property and equipment              (1,155)          (5,584)
Increase in Mortgage loans                            (55,710)        (102,407)

NET CASH USED IN INVESTING ACTIVITIES:                (56,865)        (107,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net            15,000           30,000
Other capital contributions                           (50,000)           -

Net borrowings under line of credit                    42,101          501,814
Change in long-term debt                                 -            (166,355)

NET CASH PROVIDED BY FINANCING ACTIVITIES               7,101          365,459

NET INCREASE /(DECREASE) IN CASH AND CASH
EQUIVALENTS                                          (121,705)         231,456

CASH AND CASH EQUIVALENTS, beginning of period      1,316,406          463,079

 CASH AND CASH EQUIVALENTS, end of period          $1,194,701          694,535


                    See notes to consolidated financial statements



                                    5




       AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

(continued)
                                                       THREE MONTHS
                                                       ENDED MARCH 31,

                                                       2002        2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash during the period             $ 10,527    $ 7,581
Income taxes paid in cash during the period              -            -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the first quarter 2002, the Company recognized $27,888 of expense related  to the vesting of restricted stock issued to employees.
During the first quarter 2002, the Company issued 1,264,644 shares valued at
 $153,630 for services.
During the first quarter 2002, the Company issued 433,333 shares valued at $47,667 as payment for the acquisition of certain assets and employees of Dupont Mortgage.
During the first quarter 2002, the Company issued 1,416,856 shares valued at $170,023 as retention bonuses for executives and in lieu of certain executive's cash salaries for 2001.



























                                   6




Note 1, Basis of Presentation

The unaudited, condensed, consolidated financial statements included herein, commencing at page 3, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 12, 2002.

Note 2, Gain / Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per
Share," which requires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted income or losses per share for all periods presented are the same since the Company's stock options and warrants are anti-dilutive.
Earnings per share from continuing operations equated to (0.029) for the period ending March 31, 2002. This compares favorably to the earnings per share for the full year ended December 31,2001 of (.069) per share


Note 3, Income Taxes

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


Note 4, Loans held for Sale/ Warehouse Line of Credit

	 As part of Jupiter Mortgage Corporation acquisition, completed in August 1999, the Company obtained certain loan funding credit facilities. As a result, the balance sheet of the Company includes a "Warehouse line of credit" and "loans held for sale." The warehouse line of credit is used to fund loans as they are produced, and this line of credit is secured by the mortgages.






                                     7
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

RESULTS OF OPERATIONS
Total Revenues from loan operations for the three-month period ending March 31, 2002 were $1,430,476 versus 1,947,612 for the comparable period in 2001. This is a decrease over the prior year of $517,136 or 26 percent. The Company's forward mortgage origination platform experienced a sales decrease as a direct result of decreased refinancing activity in the first quarter of 2002, compared to the increased refinancing activity that occurred in the first quarter of 2001. The Company's business model for forward mortgage origination relies on relationship selling, and the Company does not seek out refinance activity or spend money on advertising to attract such business. Rather, the Company remains focused on its relationships with realtors and developers.

The Company recently announced that it acquired the assets and operations of Dupont Mortgage with a transaction date of December 31, 2001. During the first quarter of 2002, the Company began to execute its plan to integrate the Dupont operations into Jupiter's wholesale mortgage subsidiary, Synergy Mortgage Solutions. This integration included obtaining approval from certain of Dupont's prior warehouse facilities, and certain of these approvals were not obtained until April 2002. Certain other approvals are still pending. Subsequently the Company did not realize a benefit from the newly acquired wholesale operation, but expects to see results starting in the second quarter of this year.

Total expenses from ALL operations (production related and corporate office related) for the three-month period ended March 31, 2002 were $1,930,203 versus $2,154,452. This is a decrease in overall expenses over the prior year of $224,249 or 10 percent. The decrease is largely attributable to decreased commission dollars paid as a result of reduced revenues. However, additional expenses were also incurred as a direct result of integration efforts regarding Dupont Mortgage.

Most of the Company's first quarter loss was "non cash". Included in the above expenses for the first quarter 2002 are AMSE corporate office expenses of $410,573. These are from accruals and other operational costs related to investor relations, legal and accounting issues and NOT directly attributable to the Company's loan production. The majority of theses expenses are related to the amortization of contracts that date back into the prior year. $368,862 of these corporate expenses were "non-cash".


                                   8
As referenced above, the Company also incurred one-time expenses regarding the expansion of its wholesale mortgage platform to include the operations of Dupont Mortgage. These expenses were related to accounting, personnel and system integration. The expanded wholesale platform is expected to begin producing significant new revenues in the 2nd quarter of this year.

Total other expenses for the three-month period ended March 31, 2002 were $28,934 versus $8,578 (+237%) for the three-month period ended March 31, 2001. This increase was attributable to interest costs for lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

As previously discussed, the Company has been seeking to raise working and expansion capital through the sale of its securities. As a result of the Company's improving cash position, stronger balance sheet and increased sales trend institutional investors have made several investment proposals. Although there can be no assurances that any agreements will be reached, the Company is actively negotiating several major transactions which if concluded could provide the Company with additional working capital and funds for additional acquisitions.

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

IF WE LOSE OUR KEY PERSONNEL, OUR BUSINESS AND
PROSPECTS MAY BE ADVERSELY AFFECTED.

    Although as our sales grow we continue to expand our management, we only have a few key officers and directors. If any of them should leave our company, this could have an adverse effect on our business and prospects.

AVAILABILITY OF MORTGAGES AT REASONABLE RATES.

    The success of our mortgage origination business is dependent upon the availability of mortgage funding at reasonable rates. Although there has been no limitation on the availability of mortgage funding in the last few years, there can be no assurance that mortgages at attractive rates will continue to be available.







                                   9
COMPETITION.

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

	PART II

ITEM 1.  LEGAL PROCEEDINGS

  In December of 1998 we advanced $250,000 to Home Care America, Inc.
(HCAI), an acquisition candidate, pursuant to a promissory note. The purpose of the note was for HCAI to use as working capital. There is no affiliation between HCAI and us.

In April 1999 we sued HCAI and Robert G. Williams in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida for repayment of the $250,000 promissory note.

As of March 15, 2002 no settlement or judgment has been made pursuant to this litigation. No assurances can be given as to the final outcome of this matter.

	     On April 9, 2001 a legal action was filed in the Eleventh Circuit Court in Dade County by Michael Shelley, a former director of the company who was removed from his position by a majority vote of the shareholders on November 30, 2000. The former director has sued the Company and Company's Chairman, Nelson A. Locke, in a derivative action alleging mismanagement and other matters. The Company's Board of Directors has investigated these allegations. After an investigation described below, the Company's Board determined these allegations to be without merit and a continuation of the former director's behaviors, which resulted in his removal from the board. To respond as completely as possible, the Board formed an Investigative Committee that consisted of directors deemed independent of the controversy, and the Committee researched all of the


                                   10
former director's complaints. An investigative report was compiled by the Committee and filed with the Court in January 2002. The Company intends to petition the Court to dismiss the suit, award costs and damages and impose certain other legal sanctions on behalf of the Company.

The Company has reached an amicable settlement with several former employees acquired as part of the Company's acquisitions, whose positions were subsequently eliminated. The Company expects the matter to be fully resolved prior to the end of 2002.

The Company reports that there is no outstanding litigation pending of any kind with the Company's former debenture holder as reported in previous filings. The Company believes that as of this writing all parties are in compliance with the settlement agreement.

ITEM 2.  CHANGES IN SECURITIES
During the first quarter of 2002, the Company issued 1,264,644 shares of our common stock for services to be rendered. The Company also issued 1,416,856 shares of our common stock as payment in lieu of cash salaries due to certain executives, and retention bonuses for the key management executives of the Company. In March 2002, these shares were registered via an S-8 registration statement and may be sold into the market according to the applicable SEC guidelines, and certain 10b5-1 written for distribution as they may apply.

In addition 433,333 shares of our common stock and 666,667 of our preferred stock were issued for the acquisition of Dupont Mortgage. Such shares were issued without registration pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 None.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		AMERICA'S SENIOR FINANCIAL SERVICES, INC.

Dated: May 14, 2002
			By:_/s/Nelson  A. Locke______________________
			Nelson A. Locke,
			Chief Executive Officer


	By: /s/Dean J. Girard___________________________
			Dean J. Girard
			Principal Accounting Officer



						11