Form 10QSB
period 2002-06-30
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2002-08-14
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-QSB

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30, 2002

                                       OR

                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25803

                   AMERICA'S SENIOR FINANCIAL SERVICES, INC.
 -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                    Florida	               65-0181535
-------------------------------------    -----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes  ___X___            No

Number of shares outstanding of each of the issuer's classes of common equity:

As of June 30, 2002, the Company had a total of 21,611,748 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]     No   [ X ]







                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 2002



INDEX

                                                                     PAGE NO.

PART I
Item 1.  Financial Statements                                           3-6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      7-10

PART II
Item 1.  Legal Proceedings                                             10-11
Item 2.  Changes in Securities                                            11
Item 6.  Exhibits and Reports on Form 8-K                              11-12

SIGNATURES                                                                13


























                                      2





PART 1
Item 1.  FINANCIAL STATEMENTS

            AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
 ASSETS                                                30-June-02     31-Dec-01
CURRENT ASSETS:                                       (Unaudited)
Cash and cash equivalents                             $ 1,116,802  $ 1,316,406
Brokerage fees receivable                                 188,010      144,877
Employee advances                                          20,545       16,837
Mortgage loans held for sale                            4,866,763    2,991,322
Prepaid expenses                                           80,701      324,483

TOTAL CURRENT ASSETS                                    6,272,821    4,793,925

PROPERTY AND EQUIPMENT, net                               315,059      359,538

OTHER ASSETS
Goodwill, net                                           4,773,555    4,836,911
Notes receivable                                             -         250,000
Other assets                                               91,890       70,216

    TOTAL OTHER ASSETS                                  4,865,445    5,157,127

    TOTAL                                             $11,453,325   10,310,590
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt
 and capital lease obligations                        $     2,734  $     2,734
Lines of credit                                           663,922      921,476
Warehouse lines of credit                               4,723,066    2,966,792
Accounts payable                                          575,653      593,457
Accrued liabilities                                     2,172,402    1,821,823

      TOTAL CURRENT LIABILITIES                         8,137,777    6,306,282

CAPITAL LEASE OBLIGATIONS,less current portion             43,785       43,785

LONG TERM DEBT, convertible debentures                       -             -

STOCKHOLDERS EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares
Authorized, shares issued and outstanding 5,451,336
at June 30,2002 and 5,034,669 at December 31, 2001.         5,452        5,035
Common stock, $0.001 par value; 25,000,000 shares
Authorized, shares issued and outstanding, 21,611,748 at
June 30,2002 17,006,150 at December 31, 2001    .          21,612       17,006
Additional paid in capital                             15,931,729   15,384,122
Retained earnings (deficit)                           (11,445,641) (10,575,660)
Income (loss) Year to Date                             (1,241,389)    (869,980)

      TOTAL STOCKHOLDERS' EQUITY                        3,571,763    3,960,523

TOTAL                                                $ 11,453,325  $10,310,590
                             See notes to consolidated financial statements
                                      3
                    AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED INCOME STATEMENTS
                                             (UNAUDITED)

                                   THREE MONTHS             SIX MONTHS
                                   ENDED JUNE 30,           ENDED JUNE 30,

                                  2002        2001          2002       2001

REVENUES                       $1,944,029    $1,793,260  $3,374,505 $3,740,871

EXPENSES:
Payroll and related expense     1,504,357     1,354,093   2,742,391  2,678,927
Admin, processing, and occupancy  696,678       450,721   1,210,720    983,799
Depreciation                       22,779        21,120      45,559     42,239
Goodwill amortization                            64,473                128,946
Acquisitions, mergers and
investment related expense        347,345       191,522     508,882    402,471

      TOTAL EXPENSES            2,571,159     2,081,929   4,507,552  4,236,382

LOSS FROM OPERATIONS             (627,130)    (288,669)  (1,133,047)  (495,511)

OTHER

Interest Income                      -            -            -          -
Interest expense                   85,598       26,946      108,342     35,524

  Total other, net                 85,598       26,946      108,342     35,524

INCOME/(LOSS) BEFORE EXTRAORDINARY ITEMS
AND INCOME TAXES                (712,728)     (315,615)  (1,241,389)  (531,035)

EXTRAORDINARY ITEMS
Gain on settlement of Debenture
(No applicable income tax)                                             986,690


PROVISION FOR INCOME TAXES          -             -             -         -

   NET INCOME/(LOSS)            (712,728)     (315,615)  (1,241,389)   455,655

INCOME/(LOSS) PER COMMON SHARE:
Basic                         $   (0.033)  $    (0.025)    $ (0.063)  $  0.047

Diluted                      $    (0.033)  $    (0.025)    $ (0.063)  $  0.047

Weighted average common
shares outstanding             21,611,748   12,824,428    19,577,078  9,625,227




See notes to consolidated financial statements


                                      4
                  AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                               SIX MONTHS
                                                             ENDED JUNE 30,

CASH FLOWS FROM OPERATING ACTIVITIES                        2002        2001

Net Income / (Loss)                                  $(1,241,389)  $  455,655

Adjustments to reconcile net income / (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	                             45,558      171,185
Extraordinary item settlement of debenture                            (986,690)
Common stock issued for services                          595,985      595,938
Common stock issued for deposits                             -             -
Write off of note receivable                              250,000         -
Changes in certain assets and liabilities:
Brokerage fee receivable                                  (43,289)    (426,075)
Employee advances	                                         (3,707)     (12,484)
Prepaid expenses                                          243,782      (46,910)
Other current assets and liabilities, net                 (21,519)      (2,564)
Accounts payable                                          (23,371)     (11,426)
Accrued liabilities                                        81,615      (16,975)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                     (116,335)    (280,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase / Sale of property and equipment                  (1,080)      (8,363)
Acquisition expenditures, net of cash required                -            -
Increase in Mortgage loans                                (88,491)     (42,105)

NET CASH USED IN INVESTING ACTIVITIES                     (89,571)     (50,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                20,000       30,000
Other capital contributions                               (50,000)         -
Net borrowings under line of credit                        36,302      483,206
Change in long-term debt                                              (169,089)

NET CASH PROVIDED BY FINANCING ACTIVITIES                   6,302      344,117

NET INCREASE /(DECREASE) IN CASH AND CASH
EQUIVALENTS                                              (199,604)      13,303

CASH AND CASH EQUIVALENTS, beginning of period          1,316,406      463,079

 CASH AND CASH EQUIVALENTS, end of period              $1,116,802      476,382


                          See notes to consolidated financial statements



                     AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

(continued)
                                                              SIX MONTHS
                                                           ENDED JUNE 30,

                                                             2002         2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash during the period                  $ 63,749     $ 25,949
Income taxes paid in cash during the period                  -            -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the first quarter 2002, the Company recognized $27,888 of expense related  to the vesting of restricted stock issued to employees.
During the first quarter 2002, the Company issued 1,264,644 shares valued at $153,630 for legal services.
During the first quarter 2002, the Company issued 433,333 shares valued at $47,667 as payment for the acquisition of Dupont.
During the first quarter 2002, the Company issued 1,416,856 shares valued at $170,023 as executive bonuses for 2001.
During the second quarter 2002, the Company recognized $27,888 of expense related  to the vesting of restricted stock issued to employees.
During the second quarter 2002, the Company issued 726,675 shares valued at $76,977 for legal services.


























Note 1, Basis of Presentation

The unaudited, condensed, consolidated financial statements included herein, commencing at page 3, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 12, 2002.

Note 2, Gain / Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per
Share," which requires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted income or losses per share for all periods presented are the same since the Company's convertible debentures, stock options, and warrants are anti-dilutive.
Earnings per share from continuing operations equated to (0.033) for the period ending June 30, 2002.
Year to date earnings per share from continuing operations equated to (0.063). This compares favorably to the earnings per share for the full year ended December 31, 2001 of (.069) per share.


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

RESULTS OF OPERATIONS
Total Revenues from loan operations for the three-month period ending
June 30, 2002 were $1,944,029 versus $1,793,260 for the comparable period in 2001. This is an increase over the prior year of $150,769 or 8.4 percent. Total Revenues for the six-month period ending June 30, 2002 were $3,374,505 versus $3,740,871 for the comparable period in 2001. This is a decrease over the prior year of $366,366 or 9.8 percent. The Company's forward mortgage origination platform experienced a sales decrease as a direct result of decreased refinancing activity in the first quarter of 2002, compared to the increased refinancing activity that occurred in the first quarter of 2001. The Company's business model for forward mortgage origination relies on relationship selling, and the Company does not seek out refinance activity or spend money on advertising to attract such business. Rather, the Company remains focused on its relationships with realtors and developers.

The Company recently announced that it acquired the assets and operations of Dupont Mortgage with a transactions date of December 31, 2001. During the first quarter of 2002, the Company began to execute its plan to integrate the Dupont operations into Jupiter's wholesale mortgage subsidiary, Synergy Mortgage Solutions. This integration included obtaining approval from certain of Dupont's prior warehouse facilities, and certain of these approvals were not obtained until April 2002. Subsequently the Company did not realize a benefit from the newly acquired wholesale operation until the middle of the second quarter and the third quarter will incorporate a full quarter of results from this new business platform.

Total expenses from all operations (production related and corporate office related) for the three-month period ended June 30, 2002 were 2,571,159 versus $2,081,929 (+24%) for the three-month period ended June 30, 2001.
Total expenses for all operations for the six-month period ended June 30, 2002 were $4,507,552 versus $4,236,382 for the period ended June 30, 2001. The increase is attributable to three sources: 1) Due to the uncertainty regarding valuation of the collateral being held to secure the $250,000 HCAI note, which has defaulted and is being litigated by the Company for collection, the Board of Directors has allowed for the entire amount as a potential bad debt. 2) Higher commission expense as a direct result of increased sales, and
3) Legal fees and other costs caused by its ongoing litigation with its' former Director, Michael Shelley.

                                      8
Most of the Company's second quarter loss was "non cash". Included in the above expenses for the second quarter 2002 are AMSE corporate office expenses of $705,501. The allowance for the $250,000 potential bad debt for the note receivable is included in this number. The additional amounts are from accruals and other operational costs related to investor relations, legal and accounting issues and NOT directly attributable to the Company's loan production. The majority of these expenses are related to the amortization of contracts. $483,278 of these corporate expenses were "non-cash".

As referenced above, the Company also incurred one-time expenses regarding the expansion of its wholesale mortgage platform to include the operations of Dupont Mortgage. These expenses were related to accounting, personnel and system integration. The expanded wholesale platform is expected to begin producing significant new revenues in the 3rd quarter of this year.

Total other expenses for the three-month period ended June 30, 2002 were $85,598 versus $26,946 (+217%) for the three-month period ended June 30, 2001. Total other expense for the six-month period ended June 30, 2002 were $108,342 versus $35,524 (+204%). This increase was attributable to interest costs on borrowings.

LIQUIDITY AND CAPITAL RESOURCES

As previously discussed, the Company has been seeking to raise working and expansion capital through the sale of its securities. As a result of the Company's improving balance sheet and increased sales we are seeking funding from institutional Investors.
There can be no assurances any such transactions will be completed.

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

    As of July 26, 2002 no settlement or judgment has been made pursuant to this litigation. No assurances can be given as to the final outcome of this matter. The Company has reserved an allowance for the full amount of this note should it become uncollectible in future periods.







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


ITEM 2.  CHANGES IN SECURITIES

During the second quarter of 2002, the Company issued 666,765 shares of our common stock for services to be rendered.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.99.1 and 99.2

























CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of America's Senior Financial Services, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Nelson A. Locke, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

August 10, 2002                     s/Nelson A. Locke_________________________
                                      Nelson A. Locke
                                      Chief Executive Officer





Exhibit 99.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of America's Senior Financial Services,
 Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Dean Girard, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002 that to the best of my knowledge

(1) The Report fully complies with the requirements of Section 13(a) or 15(d)
(2) of the Securities Exchange Act of 1934; and

(3) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

August 10, 2002

                                    s/Dean Girard
                                      Dean Girard
                                      Chief Financial Officer




    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     AMERICA'S SENIOR FINANCIAL SERVICES, INC.

                     Dated: August 14, 2002
                     By:_/s/Nelson  A. Locke______________________
                     Nelson A. Locke,
                     Chief Executive Officer


                     By: /s/Dean J. Girard___________________________
                     Dean J. Girard
                     Principal Accounting Officer











