Form 10QSB
period 2002-09-30
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2002-11-14
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-QSB

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended September 30, 2002

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

As of September 30, 2002, the Company had a total of 22,694,962 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]     No   [ X ]




                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED SEPTEMBER 30, 2002



INDEX

                                                                     PAGE NO.

PART I
Item 1.  Financial Statements                                           3-8
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9-11

PART II
Item 1.  Legal Proceedings                                             11-12
Item 2.  Changes in Securities                                            11
Item 6.  Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                13





























                                      2





PART 1
Item 1.  FINANCIAL STATEMENTS

            AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                                   September 30,  December 31,
ASSETS                                                    2002         2001
CURRENT ASSETS:                                       (Unaudited)
Cash and cash equivalents                             $ 1,382,503  $ 1,316,406
Brokerage fees receivable                                 253,066      144,877
Employee advances                                           9,400       16,837
Mortgage loans held for sale                            5,942,180    2,991,322
Prepaid expenses                                           62,500      324,483

TOTAL CURRENT ASSETS                                    7,649,649    4,793,925

PROPERTY AND EQUIPMENT, net                               273,654      359,538

OTHER ASSETS
Goodwill, net                                           4,836,911    4,836,911
Notes receivable                                             -         250,000
Other assets                                               75,216       70,216

    TOTAL OTHER ASSETS                                  4,912,127    5,157,127

    TOTAL                                             $12,835,430  $10,310,590
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt
 and capital lease obligations                        $     2,734  $     2,734
Lines of credit                                           657,537      921,476
Warehouse lines of credit                               6,005,785    2,966,792
Accounts payable                                          550,088      593,457
Accrued liabilities                                     2,150,955    1,821,823

      TOTAL CURRENT LIABILITIES                         9,367,099    6,306,282

CAPITAL LEASE OBLIGATIONS, less current portion            43,785       43,785

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares
Authorized, shares issued and outstanding 5,451,336
at September 30,2002 and 5,034,669 at December 31, 2001.    5,452        5,035
Common stock, $0.001 par value; 100,000,000 shares
Authorized, shares issued and outstanding, 22,694,962 at
September 30, 2002; 17,006,150 at December 31, 2001.       22,695       17,006
Additional paid in capital                             16,060,157   15,384,122
Retained earnings (deficit)                           (12,663,758) (11,445,640)

      TOTAL STOCKHOLDERS' EQUITY                        3,424,546    3,960,523

TOTAL                                                $ 12,835,430  $10,310,590

                             See notes to consolidated financial statements

                                      3
                  AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                   THREE MONTHS             NINE MONTHS
                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,

                                  2002        2001          2002       2001

REVENUES                     $2,588,341   $1,945,249   $5,962,846   $5,686,121

EXPENSES:
Payroll and related expense   1,174,400    1,561,174    3,916,791    4,240,100
Administrative, processing,
   and occupancy              1,206,019      796,826    2,925,621    2,183,095
Depreciation                     41,404       21,120       86,963       63,358
Goodwill amortization               -         64,473          -        193,419

TOTAL EXPENSES                2,421,823    2,443,593    6,929,375    6,679,972

INCOME (LOSS) FROM OPERATIONS   166,518     (498,344)  (  966,529)    (993,851)

OTHER EXPENSE
Interest expense                143,247       36,278      251,589       71,803

INCOME(LOSS) BEFORE EXTRAORDINARY
   ITEM AND INCOME TAXES         23,271     (534,622)  (1,218,118)  (1,065,654)

EXTRAORDINARY ITEM:
   Settlement of debenture          -            -            -        986,690

PROVISION FOR INCOME TAXES          -            -            -            -

   NET INCOME(LOSS)              23,271     (534,622)  (1,218,118)     (78,694)

RETAINED DEFICIT -BEGINNING (12,687,029) (10,120,002) (11,445,640) (10,575,660)

RETAINED DEFICIT - ENDING  $(12,663,758)$(10,654,624)($12,663,758)$(10,654,624)

INCOME(LOSS) PER COMMON SHARE:
Basic                        $    0.001   $   (0.042)    $ (0.060)    $ (0.007)

Diluted                      $    0.001   $   (0.042)    $ (0.060)    $ (0.007)

Weighted average common
shares outstanding           22,074,504   12,824,428   20,461,003   11,966,448







                See notes to consolidated financial statements


                                      4
                  AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                              NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                            2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(1,218,118)  $ ( 78,964)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
Depreciation and amortization	                             86,964      256,777
Extraordinary item settlement of debenture                            (986,690)
Gain on forgiveness of debt                               (35,555)         -
Common stock issued for services                          652,141      842,460
Write off of note receivable                              250,000         -
(Increase) decrease in operating assets:
   Brokerage fee receivable                              (108,189)       7,623
   Employee advances	                                    7,437      (15,705)
   Prepaid expenses                                       261,983       23,796
   Other assets                                           ( 5,000)       3,371
Increase (decrease) in operating liabilities:
   Accounts payable                                       ( 7,814)      96,808
   Accrued liabilities                                    379,132      192,246

   NET CASH PROVIDED BY OPERATING ACTIVITIES              262,981      341,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                         (1,080)      (8,363)
Proceeds from Mortgage loans                               88,135       (  120)

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     87,055       (8,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                     30,000       30,000
Payment on note - acquisition                             (50,000)         -
Net payments on borrowings under line of credit          (263,302)     485,047
Payments on long-term debt                                    -       (169,089)

   NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES    (283,939)     345,958

NET INCREASE IN CASH AND CASH EQUIVALENTS                  66,097      463,079

CASH AND CASH EQUIVALENTS, beginning of year            1,316,406      463,079

CASH AND CASH EQUIVALENTS, end of period               $1,382,503    1,142,276








                          See notes to consolidated financial statements

                                      5
                  AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)

(continued)
                                                            NINE MONTHS
                                                         ENDED SEPTEMBER 30,

                                                             2002         2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash during the period                  $251,589     $ 70,806
Income taxes paid in cash during the period                  -            -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the first quarter 2002, the Company recognized $27,888 of expense related  to the vesting of restricted stock issued to employees.
During the first quarter 2002, the Company issued 1,264,644 shares valued at
   $153,630 for legal services.
During the first quarter 2002, the Company issued 433,333 shares valued at
   $47,667 as payment for the acquisition of assets of Dupont Corporation. During the first quarter 2002, the Company issued 1,416,856 shares valued at
   $170,023 as executive bonuses for 2001.
During the second quarter 2002, the Company recognized $27,888 of expense related  to the vesting of restricted stock issued to employees.
During the second quarter 2002, the Company issued 726,675 shares valued at
   $76,977 for legal services.
During the third quarter of 2002, the Company issued 983,214 shares valued at $56,157 for legal service expense and recognized an additional $18,000 of legal expense for shares issued in prior quarters.

























                 AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                              NOTES TO FINANCIAL STATEMENTS
                                    SEPTEMBER 30, 2002

Note 1:  Basis of Presentation

The unaudited, condensed, consolidated financial statements included herein, commencing at page 3, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 12, 2002.

Note 2:  Gain (Loss) Per Share

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

Earnings per share from continuing operations equated to $0.001 for the three-month period ending September 30, 2002. Year to date loss per share from continuing operations equated to $(0.060). Loss per share for the full year ended December 31, 2001 was $(.069) per share.

Note 3:  Provision for Income Taxes

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

Note 4:  Loans held for Sale/ Warehouse Line of Credit

	 As part of Jupiter Mortgage Corporation acquisition, completed in August 1999, the Company obtained certain loan funding credit facilities. As a result, the balance sheet of the Company includes a "Warehouse line of credit" and "loans held for sale." The warehouse line of credit is used to fund loans as they are produced, and this line of credit is secured by the mortgages.





                                      7
             AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                              NOTES TO FINANCIAL STATEMENTS
                                    SEPTEMBER 30, 2002

Note 5:  Assets Held in Escrow

Pursuant to the agreement for purchase of certain assets from Dupont Corporation as of December 31, 2001, the Company holds assets in escrow in the amount of $806,852 as of September 30, 2002. This amount is reflected on the balance sheet in cash and cash equivalents and in accrued liabilities.













































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

RESULTS OF OPERATIONS

Total revenues from loan operations for the three-month period ending September 30, 2002 were $2,588,341 versus $1,945,249 for the comparable period in 2001. This is an increase over the prior year of $643,092 or 33.0%. Total revenues for the nine-month period ending September 30, 2002 were $5,962,846 versus $5,686,121 for the comparable period in 2001. This is an increase over the prior year of $276,725 or 4.9%. The Company operates three origination platforms: a forward mortgage platform, a reverse mortgage platform, and a wholesale platform. All three business units were active all quarter and performed as expected.

The Company's business model for forward mortgage origination relies on relationship selling, and the Company does not seek out refinance activity or spend money on advertising to attract such business. Rather, the Company remains focused on its relationships with realtors and developers. This strategy is reflected in the Company's year to date sales increase.

The Company recently announced that it acquired the assets and operations of Dupont Mortgage with a transaction date of December 31, 2001. During the first quarter of 2002, the Company began to execute its plan to integrate the Dupont operations into Jupiter's wholesale mortgage subsidiary, Synergy Mortgage Solutions. The integration has been largely completed and the Company's third quarter results reflect revenues and profits from the wholesale platform.

Total expenses from all operations (production related and corporate office related) for the three-month period ended September 30, 2002 were $2,421,823 versus $2,443,593, a 0.9% decrease, for the three-month period ended September 30, 2001. Total expenses for all operations for the nine-month period ended September 30, 2002 were $6,929,375 versus $6,679,972 for the period ended September 30, 2001. The increase of $249,403 or 3.7% is attributable to three sources: 1) uncertainty regarding valuation of the collateral being held to secure the $250,000 HCAI note, which has defaulted and is being litigated by the Company for collection, the Board of Directors has allowed for the entire amount as a potential bad debt.
2) the costs associated with the integration of the wholesale platform, and
3) legal fees and other costs caused by its ongoing litigation with former Director, Michael Shelley.


                                      9
Total other expenses consisting of interest expense for the three-month period ended September 30, 2002 was $143,247 versus $36,278 for the three-month period ended September 30, 2001, an increase of $106,969. Total other expense for the nine-month period ended September 30, 2002 was $251,589 versus $71,803, an increase of $179,786. The increases were attributable to interest costs on expanded borrowings as volume of loans processed increased as well as expanded operations of the new Synergy wholesale platform.

A portion of the Company's third quarter gains and expenses were "non-cash". Such non-cash expenses included depreciation of $86,964 and legal and professional fees rendered in exchange for shares of stock in the amount of $56,157 and an additional $18,000 legal expense for shares issued in prior quarters. The Company recorded gain on forgiveness of debt in the amount of $35,555 due to correction for overstatement of various old liabilities.

In the above expenses for the third quarter 2002 are AMSE corporate office expenses. A portion of these expenses are from costs related to investor relations, acquisition development, and legal and accounting issues and not directly attributable to the Company's loan production.

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

    As of July 26, 2002 no settlement or judgment has been made pursuant to this litigation. No assurances can be given as to the final outcome of this matter. The Company has reserved an allowance for the full amount of this note should it become uncorrectable in future periods.





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

ITEM 2.  CHANGES IN SECURITIES

During the third quarter of 2002, the Company issued 1,083,214 shares of our common stock of which 983,214 was for services rendered and 100,000 of which was sold.


ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.



CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of America's Senior Financial Services, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Nelson A. Locke, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this quarterly report on Form 10-QSB of America's Senior Financial Services, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for registrant and have:

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and



b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                     s/Nelson A. Locke_________________________
                                      Nelson A. Locke
                                      Chief Executive Officer


Exhibit 99.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of America's Senior Financial Services, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert F. Kendall, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
 Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) I have reviewed this quarterly report on Form 10-QSB of America's Senior Financial Services, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for registrant and have:

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

operations of the issuer.

November 14, 2002

                                    s/Robert F. Kendall
                                      Robert F. Kendall
                                      Chief Financial Officer



















    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     AMERICA'S SENIOR FINANCIAL SERVICES, INC.

                     Dated: November 14, 2002
                     By:_/s/Nelson  A. Locke______________________
                     Nelson A. Locke,
                     Chief Executive Officer


                     By: /s/Robert F. Kendall___________________________
                     Robert F. Kendall
                     Principal Accounting Officer











