Form 10-K
period 2002-12-31
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2003-04-14
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                           Commission File No.0-25803
December 31, 2002


                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
------------------------------------------------------------------------------
                 (name of small business issuer in its charter)



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


                                 (305) 751-3232
------------------------------------------------------------------------------
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:


                    Common Stock, $0.001 par value per share
                                (Title of Class)

(Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]   No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year.  $8,232,953

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2003 was $2,271,729. This calculation is based upon the closing price $0.095 of the voting stock on March 27, 2003.

The number of outstanding shares of the issuer's $0.001 par value common stock was 23,912,934 as of March 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:

                                             Yes[  ] No [ X ]_


                                     PART I

Item 1. DESCRIPTION OF BUSINESS

GENERAL

America's Senior Financial Services, Inc. ("AMSE") along with its wholly-owned subsidiaries, Dow Guarantee Corp. ("Dow") and Jupiter Mortgage Corporation ("Jupiter"), is a licensed mortgage lender that originates, processes, and closes forward and reverse mortgage loans secured by single-family residences that are subsequently funded by financial institutions or independent investors. AMSE, Dow and Jupiter are collectively referred to herein as the Company. The Company conducts business on a retail and wholesale basis. All significant inter-company transactions are eliminated in consolidation.

We receive income from several sources. Under certain circumstances we may charge certain non-refundable mortgage application fees. We may also charge origination points. Upon closing a loan, we may receive additional fees payable by the borrower or investor, which fees are based upon a percentage of the loan and/or the interest rates charged. Finally, we derive income from our secondary marketing efforts.

Our executive offices are located at 10800 Biscayne Blvd., Suite 500, Miami, Florida 33161 and our telephone number is (305) 751-3232. We are a Florida corporation, which was incorporated in 1990.


BUSINESS DEVELOPMENTS

The Company's Jupiter Mortgage Corporation subsidiary originated in excess of $390 million dollars of gross loan originations for the year ended December 31, 2002, and funded approximately $312 million dollars.

The Company's Reverse Mortgage operations provided another $10 million dollars in gross loan originations, and funded another $2.5 million dollars. Combined with the forward operations named above and certain other commercial mortgage transactions, the company achieved slightly over $400 million dollars in gross loan originations, and funded $315 million dollars in loans.


Asset Purchase regarding Dupont Mortgage Corporation, Inc.

Jupiter Mortgage Corporation purchased certain assets of Dupont Mortgage Group, Inc. ("Dupont") consisting of its mortgage wholesale lending relationships and certain furniture, equipment, and the assumption of a suitable office lease in Tampa, Florida where Dupont formerly conducted such business. The agreement called for the Company to pay Dupont a total of $200,000 for the assets. The effective date on this transaction was December 31, 2001. Jupiter did not assume any liabilities of Dupont or purchase any stock of Dupont or any of its affiliates. Jupiter subsequently utilized these assets to form its own wholesale operation. The operations were at a start-up level through the first half of 2002. During 2002 the Company further developed the acquired operations and fully integrated the systems toward the end of 2002 and in early 2003.

The Company is currently working with several advisors to identify potential acquisition candidates for potential expansion. While there are several candidates under consideration, there can be no assurances that any additional acquisitions will occur in the immediate future.


OPERATIONS

During 2002, the company remained focused on building its core business while developing its newly formed wholesale operation.

The company's combined forward mortgage loan originations constitute over 95% of our total loan originations. Previous to 2002, our forward business was primarily retail based. In 2002, our wholesale operation made a significant contribution to our total loan originations. Since the company does very little forward mortgage retail advertising, our refinance business is less than the industry average. Because our business is not based
on refinances, we are not overly interest rate sensitive.   Of the retail
forward mortgage loan origination, we estimate that 47% are government products (FHA and VA), 36% are conforming products (FNMA and FHLMC), 8% are Jumbo products (large loans exceeding FHMA limits) and the balance of 9% is non-conforming and sub prime customers. Of the wholesale mortgage loan origination, 100% is government products.

The FHA "HECM" dominates our reverse mortgage sales program, accounting for almost 90% of our reverse mortgage production. The balance of our reverse mortgage loans are FNMA "Home Keepers". During 1999 through 2001, we worked to develop a third product, a private reverse mortgage that would offer greater flexibility and ease of use to a wider base of seniors. As of December 31, 2002, we had not secured the facility necessary to fund and warehouse the product. However the present model is viable and AMSE continues to search for a credit facility to launch the product. While searching for financing, the company continues to expand its correspondent database for this product. The company has numerous correspondents in several states waiting for us to launch the product.

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

We believe our competitive strengths include superior customer service and experience, and emphasizing customer education to attract borrowers for reverse mortgages.

SALES AND MARKETING

As an independent mortgage originator, we seek to identify persons who are seeking mortgage loan funding. Currently, we do a small amount of advertising in local newspapers, yellow page telephone directories, Internet websites, and direct mail. We market through national trade association participation, senior oriented direct mail, participation in senior events, free video tapes given to potential clients, state level trade shows, and HUD/Fannie Mae focus group activities.

For the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998, we expended approximately $39,000, $27,000, $66,000, $393,000 and $155,000,
respectively for sales and marketing activities. In 1999 we expanded marketing activities to consistently include nationwide advertising of its reverse mortgage effort. In 2002 and 2001, marketing and advertising expenses were reduced from the previous year as we continued to limit our advertising to select venues in Florida only and further develop our wholesale relationships with correspondent brokers who then deliver loans to us without any material marketing or advertising expense to the company.

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

EMPLOYEES

As of March 30, 2003 the company employed approximately 100 persons. The Company believes it has satisfactory relationships with all of its employees.

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

ITEM 2.  DESCRIPTION OF PROPERTY

All of the operations of the Company are conducted from premises leased from independent landlords by Jupiter Mortgage Corporation. The corporate offices of America's Senior Financial Services, Inc. are in the Miami location listed below.

The following table sets forth information concerning these facilities:

LOCATION                           APPROX.     LEASE EXPIRATION        MONTHLY
                                   SIZE                                RENT
--------      ------------          -------

10800 Biscayne Blvd.               2,200 sf    Month to Month         $2,200
Miami Shores, FL 33138

2737 E. Oakland Park Blvd            175 sf    Month to Month         $  329
Oakland Park, FL 33306

1070 E. Indiantown Road            5,500 sf    November 2004          $8,247
Jupiter, FL  33477

11398 Okeechobee Blvd., Ste. 2     1,500 sf    October 2003           $2,117
Royal Palm Beach, FL  33411

1874 S.E. Port St. Lucie Blvd.     1,800 sf    Feb. 2008              $2,780
Port St. Lucie, FL 34952

1000 S. Federal Hwy.                 500 sf    Month to Month         $1,000
Stuart, FL  34994

1100 W. Littleton Boulevard         1,762sf    April 2004             $1,825
Suite 350
Littleton, CO. 80120

106 E. Janeaux                        200sf    Month to Month         $  200
Lewistown, Montana 59457

103 US Highway 1                      250sf    Dec.  2003             $  600
Jupiter, FL. 33477

2137 S. US One                        250sf    July  2003             $  600
Jupiter, FL. 33477

129 Center Street                     500sf    Dec. 2003              $1,060
Jupiter, FL. 33458

1408  N. Westshore Blvd., Ste. 1004 5,500sf    Dec. 2004              $6,050
Tampa, FL.

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

During 2002 the Company wrote off the $250,000 note The Company retains collateral in the form of 2.4 million free trading marketable securities which were valued at $48,239 as of December 31, 2002. The Company recorded bad debt net of the collateral in the amount of $201,761. As of March 31, 2003 no settlement or judgment has been made pursuant to this litigation. No assurances can be given as to the final outcome of this matter.

On April 9, 2001 a legal action was filed in the Eleventh Circuit
Court in Dade County by Michael Shelley, a former director of the company who was removed from his position by a majority vote of the shareholders on November 30, 2000. The former director sued the Company and Company's Chairman, Nelson A. Locke, in a derivative action alleging mismanagement and other matters. The Company's Board of Directors investigated these allegations. After an investigation described below, the Company's Board determined these allegations to be without merit. To respond as completely as possible, the Board formed an Investigative Committee that consisted of directors deemed independent of the controversy, and the Committee researched all of the former director's complaints. An investigative report was compiled by the Committee and filed with the Court in January 2002. The Company has petitioned the Court to dismiss the suit and award the appropriate costs and damages. However, management believes that a settlement is in the best interest of the Company's shareholders and all parties involved in the litigation. Management has met with the former director's counsel to discuss a mutually acceptable settlement to all matters open between the parties that would result in the full dismissal of all legal actions. Negotiations are ongoing and management expects to conclude them during the second quarter of 2003.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 6, 2002 a proposal to increase the number of authorized common shares to 100,000,000 was submitted to a vote of the security holders of the Company. The Company filed a related pre 14-C on February 13, 2002.

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

                                                        HIGH BID      LOW BID
                                                        --------      -------

January 1, 2001 through March 31, 2001                  0.4062        0.125
April 1, 2001 through June 30, 2001                     0.22          0.125
July 1, 2001 through September 30, 2001                 0.47          0.18
October 1, 2001 through December 31, 2001               0.7969        0.4681

January 1, 2002 through March 31, 2002                  0.15          0.06
April 1, 2002 through June 30, 2002                     0.14          0.07
July 1, 2002 through September 30, 2002                 0.09          0.02
October 1, 2002 through December 31, 2002               0.12          0.02

As of March 31, 2003, there were approximately 1,200 holders of record of our common stock.

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

SALES OF UNREGISTERED SECURITIES

The following provides information concerning all sales of securities In 2002 which were not registered under the Securities Act of 1933.


On January 2, 2002 50,000 shares of Preferred Class A shares were issued to Thomas Sherman, attorney, for legal services. (Sophisticated investor)

On February 1, 2002 200,000 shares of common stock and 200,000 shares of Preferred Class B stock were issued to George Bennett in a legal settlement. (Sophisticated investor)

On February 1, 2002 333,333 shares of common stock and 666,667 shares of Preferred Class A stock were issued to Joseph Telese in partial payment on a note related to an acquisition of assets and operations of a business. (Sophisticated investor)

On February 1, 2002 100,000 shares of were issued to Darla Koch for employee retention. (Sophisticated investor)

On February 4, 2002 1,500 shares were issued to Goldy Lowry for employee retention. (Sophisticated investor)

On February 11, 2002 25,000 shares were issued to Douglas Avella and 10,000 shares were issued to Jeffrey Avella in anticipation of a legal settlement; on May 31, 2002 these shares were cancelled. (Sophisticated investor)

On April 9, 2002 200,000 common shares were issued to Paula Police in a conversion in which Michael Pollis cancelled 200,000 shares of Preferred B shares. As part of this transaction, 26,000 common shares issued to Meadows Owens Collier were cancelled. (Sophisticated investor)

On May 1, 2002 250,000 shares were issued to Palmun Associates for consulting services. (Nelson A. Locke, Chairman, provided Palmun 250,000 shares from his personal portfolio to be kept by Palmun as a deposit until future services had been rendered. On October 15, 2002 250,000 shares of Preferred Class A stock was issued to Mr. Locke to reimburse him for his personal shares provided in the transaction.)

On May 1, 2002 100,000 shares were issued to Alan Soloman for investment consulting services. (Sophisticated investor)

On May 20, 2002 200,000 shares of common stock were issued to George Pollis in a conversion in which 200,000 shares of his Preferred Class B shares were cancelled. (Sophisticated investor)

On July 2, 2002 200,000 shares of Preferred Class A shares of Brickell Equity
were cancelled as part of a contract re-negotiation.   (Sophisticated
investor)

On October 15, 2002 250,000 shares of Preferred Class A stock were issued to Nelson A. Locke, Chairman, in reimbursement of 250,000 shares of his personal stock he provided as a deposit to Palmun Associates (See May 1, 2002). (Sophisticated investor)

All of the securities listed in the charts above were issued pursuant to individual subscription agreements provided by each purchaser, or were issued pursuant to a services contract relationship between the shareholder and the Company. Each purchaser has represented that they are sophisticated investors, as documented in their subscription agreement or other documents. All of the individuals listed upon proper request were given access to all documents, financial statements, stockholder records, minute books and all other records of the company in which they desired. These individuals also had the opportunity upon proper request to meet with and ask questions of the officers of the Company.

None of the securities discussed above were registered under the Securities Act of 1933, exemption being claimed in each case pursuant to Regulation D or
Section 4(2) thereof. All shares were issued with restrictive legend and stop transfer orders. No general advertising or solicitation was utilized in connection with any such sales. All investors were offered upon proper request access to the Company's books and records and the opportunity to meet with officers of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:  YEAR 2002

Total revenues for the year ended December 31, 2002 were $8,232,953, an increase of $578,985 or 7.6% from prior year revenues of $7,653,968. The primary reason for the overall growth was the additional sales of $1,299,000 derived from the new wholesale division offset by a decrease of approximately $720,000 in retail sales due largely to a continued decline in retail loan origination in the Company's Miami office, and the effect of a reorganization of the Company's Port St. Lucie office.

Total operating expenses for the year ended December 31, 2002 were $9,021,444, a decrease of $336,335 or 3.6% over the prior year operating expenses of $9,357,779. Included in the decrease was an increase in payroll and related expenses of $253,524 due to the increase in commissions related to the increase in sales, a decrease of $351,137 in administrative, processing and occupancy expense due to management achieving certain new efficiencies, and an increase in depreciation of $24,170 due primarily to adjustment to accelerate depreciation on certain assets.

Operating expenses include bad debt expense of $201,761 from write off of a Promissory note receivable established in 1998 of $250,000 net of $48,239 collateral as detailed under Item 3, Legal Proceedings.

Total interest expense was $397,256 for the year ended December 31, 2002, an increase of $241,398 over the prior year expense of $155,858. The increase was primarily due to interest expense of $199,925 in the new wholesale division and interest expense of $37,500 associated with a note executed in May 2002.

Net loss before taxes and extraordinary item for the year ended December 31, 2002 was $1,185,747 which was a $673,922 (36.2%) decrease in loss over the prior year loss before taxes and extraordinary item of $1,859,669. In the prior year there was an extraordinary income item of $989,690 resulting from settlement of debt on debentures; there was no extraordinary item in the year 2002. Adjusted for the extraordinary gain that occurred in 2001, the Company's net loss for 2002 was $1,185,747 compared to $869,979 in 2001.

The reduction in loss in 2002 compared to 2001 is attributed in part to the establishment of the profitable wholesale operation, which was in a start-up mode as of the second half of 2002.

RESULTS OF OPERATIONS:  YEAR 2001

Total revenues for the year ended December 31, 2001 increased 32% to $8,643,658 from $6,559,976 for the Year Ended December 31, 2000. Included in the revenues for the year ended December 31, 2001 there was a one-time gain in the amount of $989,690 as a result of the settlement of the debenture lawsuit.

Revenues from loan operations increased by 17% to $7,653,968. This growth in revenues was attributable to the contributions of the forward mortgage aspect of the business whose revenues totaled $7,600,753 in 2001, compared to $6,179,246 in 2000. The reverse mortgage platform decreased in 2001 to $53,215 from $380,730 in 2000 as a result of the restructuring of this business sector. This was discussed in greater detail in the Operations Section of Part One above.

Our forward mortgage origination platform experienced a sales increase in 2001 directly benefiting from demand created by declining interest rates and from our internal focus on better execution. We believe that these results demonstrated our ability to capture greater sales from existing branch offices while continuing to execute our strategy for "organic growth".

During 2001, several aspects of the Company's business were restructured in order to maximize future potential and eliminate duplicative services. Dow Guarantee Mortgage consolidated its entire back office operation into the Jupiter unit. Jupiter modified Dow's lending practices to fit into the Jupiter model. Dow now operates as a branch of Jupiter Mortgage Corporation.

During 2001, we worked to improve our reverse mortgage platform.
We signed a contract with a Florida based insurance provider to assist in marketing reverse mortgage products to Florida seniors. During 2001 we trained over 150 of the new senior advisors. Results were not as expected, and the project was reduced in scope during 2002.

Total Expenses for the year ended December 31, 2001 compared to the year ended December 31, 2000 increased 8% to $9,357,779 from $8,651,738. This increase in expenses was primarily due to the additional commission costs associated with the increased revenue production.

Included in the above expenses were AMSE corporate office expenses of $1,997,298. These are from accruals and other operational costs not directly attributable to the Company's loan production, of which $1,081,954 was non-cash. The majority of these expenses were related to the amortization of marketing and advisor contracts that dated back into 2000 and 1999.

During 2000 the Company paid off several outstanding lines of credit, retiring $210,000 in short term debt. The Company executed a $259,000 secured convertible demand promissory note with a third party, which retired the above-mentioned lines of credit and provided the Company with additional working capital. The Company also funded certain types of loans through such third party's mortgage subsidiary. Prior to this filing, the $259,000 note referenced above has been paid off from working capital, and the creditor has returned the collateral to the Company. The third party ceased operations and this affected the Company's ability to recover fees due to the Company from the third party's mortgage subsidiary. The results for the full year of 2001 included a loss of $306,208 related to the third party's apparent breach of contract and the subsequent collapse of their business units. The company has sued to recover as much as possible. The litigation is ongoing.

Operational costs decreased in relationship to revenues produced on a full year. This improvement in expenses was partially attributable to the ongoing consolidation strategy that ultimately resulted in the company combining all its back office and production processes into its Jupiter Mortgage Corporation subsidiary. This strategy was completed in December 2001.

By the end of the 4th quarter 2001 all duplicated functions were eliminated. Certain branch office processing functions were preserved. However, the Company's loan operations, accounting, personnel, and certain marketing functions have been centralized.

Total Other Expenses for the year ended December 31, 2001 compared to the year ended December 31, 2000 increased to $155,859 from $84,934. This increase in expenses was primarily due to interest payments on debt instruments.


LIQUIDITY AND CAPITAL RESOURCES

Management believes that liquidity and capital resources are sufficient to support operations at the present level. On an ongoing basis management reviews options and opportunities which may provide favorable debt restructure, financing for acquisitions, and working capital.

During 2002 cash provided by operating activities was $356,767, an increase of $351,039 from the prior year amount of $5,728. This increase consisted of an increase of $248,351 in operating loss net of non-cash items added back and a net increase of $102,088 resulting from net increases and decreases in operating assets and liabilities. The non-cash items include depreciation and amortization, non-cash gains, and expenses paid with common stock given for services.

Net cash used in investing activities was $134,356 compared to $340,275 in the prior year, a decrease of $205,919. The decrease was due to a decrease of $122,287 in the net of mortgage loans held for sale and warehouse lines of credit, decrease in other assets of $255,850 in 2001, and a decrease in purchase of property and equipment of $72,356 in 2002 compared to 2001.

Net cash used in financing activities was $386,554, an increased use of $678,904 over the prior year in which net cash provided by financing activities was $292,350. The increase in use was due primarily for reduction of lines of credit in 2002 compared to a net increase in 2001.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company required by Item 310(a) of Regulation S-B are attached to this Report. Reference is made to page F-1 of this Report for an index to the financial statements and financial statement schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                                   MANAGEMENT

The directors and executive officers of the Company are:

NAME                          AGE          POSITION
----                          ---          -------
Nelson A. Locke               52           Chairman of the Board,
                                           CEO / Director

Michael J. Buono              38           President/COO/Director


Dean J. Girard                43           Director

Cheryl D. Locke               45           Director/ Secretary

Thomas G. Sherman, Esq.       52           Director

Charles M. Kluck              58           Director

Robert F. Kendall             54           Vice President/
                                           Treasurer/ Chief
                                           Financial Officer

Nelson A. Locke and Cheryl D. Locke are married.

Our directors serve staggered terms. The terms of Cheryl D. Locke and Dean Girard extend to the 2002 annual meeting of shareholders, the terms of Thomas G. Sherman and Nelson A. Locke extend until the 2003 annual meeting of Shareholders and the terms of Michael J. Buono and Charles M. Kluck extend until the 2004 annual meeting of shareholders.

Nelson A. Locke founded the Company in 1990 and served as its President until September 2001 and Chairman since 1990 and Director since 1990. In 2001 he was appointed to chair the company's Executive Committee. He is the architect of the Company's business model. He is the past President of the Florida Association of Mortgage Brokers-Miami Chapter and the current President-Elect of the Florida Association of Mortgage Brokers, State. He has earned the NAMB's Certified Residential Mortgage Lender designation. In 1997 he was named FAMB's 'Broker of the Year', and in 1998 was awarded the prestigious FAMB 'President's Award' for his public relations efforts on behalf of the Florida Mortgage Brokerage Industry. In 1999, he was elected by his 2,000 FAMB peers to serve on the association's Executive Committee. He is a founding member of the National Reverse Mortgage Lenders Association. Mr. Locke is a Marine Corps veteran (non commissioned officer) and holds a B.A. from California State University. Mr. Locke also completed certain graduate studies in Law at Western State College of Law in San Diego, California.

Cheryl D. Locke has been the Secretary and a member of the Board of Directors since 1998. She joined the Company in 1990 on a part time basis, as a loan officer. By 1994, she had risen to senior loan officer. From 1995 to 1998, she directly supervised all loan production and closing. In January 1998, she was appointed Executive Vice President and elected to the Company's Board of Directors. She served as Executive Vice President until July 2000 when she assumed her current duties as corporate Secretary and Director. During 2002, she continued to serve as corporate secretary and director.

Michael J. Buono was elected to the Board of Directors in 2000.
He was elected as corporate Chief Operating Officer in November 2000 and appointed corporate President in September 2001. Mr. Buono was a co-owner and CEO of Jupiter Mortgage since March of 1995. In 1999 he was named the Palm Beach FAMB's Broker of the Year. He serves on the FAMB Board of Directors.
He is a member of Mensa.  He is Chairman of the corporate  Audit Committee.
In 2001, he was also appointed to the company's Executive Committee.

Dean J. Girard was elected to the Board of Directors in September 2001.
He was the Chief Financial Officer of America's Senior Financial Services from November 2000 through August 2002 and currently is an independent director. Prior to joining America's Senior, he was the Chief Financial Officer for Jupiter Mortgage from August 1999 to November 2000.

Thomas J. Sherman has been an attorney in private practice in Coral
Gables, Florida since 1980. He is also President and owner of Union Title Services, Inc., a full service title insurance agency. There are no ownership ties between Union Title and the Company. Mr. Sherman is a graduate of the University of Miami School of Law. Since 1990, Mr. Sherman has served as the Company's general counsel. He became a director in January 1998. He also serves on the Compensation Committee.

Charles M. Kluck has been the President of Dow Guarantee Corp. since its founding in 1985. Dow was acquired by the Company on July 31, 1998. He continues to serve in that capacity. He became a director in July 1998. In May 2000, he was appointed to the Company's Compensation Committee. In 2001, he was also appointed to the company's Executive Committee.


BOARD COMMITTEES

The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee, consisting of Michael Buono, reviews the adequacy of internal controls and results and scope of the audit and other services provided by the Company's independent auditors. The Board is seeking additional members of the Committee. The Compensation Committee, consisting of Thomas Sherman and Charles Kluck, establishes and recommends salaries, incentives and other forms of Compensation for officers and other key employees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon review of the information furnished to the Company Mr. Sherman was late in filing of Form 4 for 50,000 shares of Preferred A received January 1, 2002 and 72,000 shares of common received on March 19, 2002. Mr. Sherman. promptly filed upon discovery of the error.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years.

    NAME AND                                               OTHER ANNUAL
    PRINCIPAL POSITION          YEAR  SALARY     BONUS     COMPENSATION
    ------------------         ----   ------     -----     ------------
     Nelson A. Locke           2002  $200,000     -0-          -0-
     Chairman/ CEO             2001  $200,000     -0-          -0-
                               2000  $ 14,653     -0-        $213,054

     Michael J. Buono          2002  $150,000     -0-          -0-
     President/COO/Director/   2001  $125,000     -0-          -0-
     CEO-Jupiter Mortgage Corp.2000  $135,500     -0-          -0-



    NAME AND                    RESTRICTED SECURITIES   OTHER    ALL
                                STOCK      UNDERLYING   LTIP     OTHER
    PRINCIPAL POSITION    YEAR  AWARDS     OPTIONS/SARS PAYOUTS  COMPENSATION
    ------------------    ----   ------     -----     ---------- ------------
    Nelson A. Locke       2002  $  -0-       -0-          -0-   $ 1,000 (2)
     Chairman/CEO         2001  $  -0-       -0-          -0-     2,842
                          2000  $  -0-       -0-          -0-      -0-

     Michael J. Buono     2002  $  -0-       -0-          -0-      -0-
     President/COO/       2001     -0-       -0-          -0-      -0-
     Director             2000     -0-       -0-          -0-      -0-

(1) During 2002 Mr. Locke received direct salary in the amount of $131,250. As of year end he entered into a settlement agreement in which he received 687,500 shares of stock valued at $68,750 in lieu of unpaid wages of the same amount.

(2) During 2002 life insurance premiums paid for Mr. Locke were in the approximate amount of $1,000.

DIRECTOR COMPENSATION

No material fees were paid for director services.

EXECUTIVE EMPLOYMENT AGREEMENTS

In July 1998 the Company entered into a five (5) year employment agreement with Nelson A. Locke. Originally, Mr. Locke was employed as President and Chairman at an annual salary of $70,000 and such additional compensation as he determines. The agreement provided certain health, life and disability insurance, and autos to Mr. Locke. The agreement provided for a discretionary bonus not to exceed $50,000. The Agreement provided for the establishment of an "Executive Performance Bonus Pool" described below, which Mr. Locke could also share in under certain conditions. In addition, the agreement provided that in any calendar year when the Company's stock price increased by at least 20%, that he shall be eligible for stock options equal to 5% of his total common stock holdings at the end of the calendar year which may be exercised at $1.00 per share and may be paid for by interest-free promissory note. Mr. Locke waived these options for 1998 and 1999 as this event may have been harmful to future business and investor prospects. He did not qualify for this bonus in 2000, 2001 and 2002.

In December 1998 the Company revised Mr. and Mrs. Locke's employment contracts, essentially combining the economic benefits into one document that serves as Mr. Locke's basic contract. Subsequently, in October 1999 the Board of Directors approved a change in Mr. Locke's annual base salary to $200,000. The Locke's health, life, disability insurance, discretionary bonuses, option plan, and auto allowances remained the same. As part of this revision, Mrs. Locke agreed to eliminate her separate salary or basic contract. During 2000 and most of 2001 cash flow circumstances were such that Mr. Locke was unable to collect his cash salary and had to defer most of the cash payments related to his other benefits. In 2000, Mr. Locke settled the matter by accepting additional preferred stock at $0.50 a share, at a time when the stock was trading at less than $0.10. This action benefited the Company. At year end 2001, Mr. Locke was owed an estimated $160,239. Mr. Locke settled this amount for 700,000 shares of common stock valued $0.25 a share. This action also benefited the Company. At year end 2002, Mr. Locke was owed $68,750.
Mr. Locke accepted 687,500 shares of common stock at a value of $.10 per share in lieu of payment in cash.

In January 1998 the Company entered into a five-year employment agreement with Cheryl D. Locke. Mrs. Locke was employed as Executive Vice President, Secretary and Director at an annual salary of $50,000. The agreement provided certain health, life and disability insurance, an auto to Mrs. Locke, and a cash bonus of up to $25,000 to be paid at the discretion of the President. She was entitled to commission on loan originations for which she was submitting loan officer. The agreement provided that in any calendar year when the Company's loan origination's increase by at least 20%, that she would be eligible for stock options equal to 5% of her total common stock holdings at the end of the calendar year which may be exercised at $1.00 per share and may be paid for by interest-free promissory note. Mrs. Locke waived these options for 1998, 1999, 2000, 2001, and again in 2002. In January 2000, the cash portions of Mrs. Locke's salary were incorporated into Mr. Locke's contract, consistent with the intent of the changes made to Mr. Locke's contract when it was revised in October of 1999. Subsequently in 2000, 2001, and 2002 Mrs. Locke did not receive any material amount of cash compensation.

In July 1998 the Company's subsidiary, Dow Guarantee Corp., entered into an employment agreement with Charles M. Kluck for a term of five years, under which Mr. Kluck would have been paid an annual salary of $110,000. During 2001 this contract was reduced to $75,000 a year and to date, due to cash flow circumstances, the cash portion has not been paid. The company accrued this liability. At year-end 2002, Mr. Kluck was owed approximately $144,000. Mr. Kluck has accepted 500,000 shares of stock valued at $.10 a share in lieu of cash payment of $50,000 of this liability.

In August of 1999 the Company's subsidiary, Jupiter Mortgage Corp., entered into an employment agreement with Michael J. Buono for a term of five years, under which Mr. Buono will be paid an annual salary of $150,000, subject to annual review and inclusive of certain health, life, and auto benefits. At year-end 2002, Mr. Buono was owed $84,215 for unpaid salaries and reimbursable expenses. Mr. Buono has accepted 842,147 shares of stock valued at $.10 a share in lieu of cash payment of this liability.

STOCK OPTION PLANS

In April 2000 Nelson and Cheryl Locke were issued an option to acquire 300,000 shares of common stock jointly for $.50 per share. See Exhibit 9.0.

On April 12, 2000 the Board of Directors granted options pursuant to two special option plans which have been designated Form A & B. Form A was developed as an anti-dilution full ratchet option plan to protect the Company in the event of any takeover attempt. Format B was developed to recognize certain shareholders who had supported the Company with cash and/or significant personal efforts during the prior twenty-four months.

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

Format "A" is to be used in relation to any options exercised by Directors and Officers and Format "B" relates to all of the other optionees. All options are exercisable for 50 cents per share, which was the closing price of the stock as of April 18, 2000.

The following options were granted as a result of the action taken by the Board on April 12, 2000. Each option expires on April 12, 2003. However, certain of these options may be extended at the discretion of the company's Executive Committee, where the options relate to financing agreements or were given in lieu of wages or for services that have been performed.


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

EXECUTIVE PERFORMANCE BONUS POOL

The Company's plan provides that ten percent (10%) of the Company's pre-tax net income for 1998 through 2002 in excess of the pre-tax net income for December 31, 1997 shall be contributed to an annual bonus pool for the benefit of the key management employees of the Company. The allocation of any bonus is to be made by the Compensation Committee.

No bonus was allocated for 1998, 1999, 2000, 2001 or 2002.

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

Pursuant to the ISO Plan, the Company may grant Incentive Stock Options as defined in ss.422(b) of the Internal Revenue Code of 1986 and non-qualified stock options not intended to qualify under such section. The price at which the Company's common stock may be purchased upon exercise of Incentive Stock Options granted under the Plan will be required to be at least equal to the fair market value of the common stock on the date of grant. Non-qualified stock options may be at any price designated by the Committee on the date of grant. Options granted under the Plan may have maximum terms of not more than ten (10) Years and are not transferable except by will or the laws of descent and distribution. No Incentive Stock Options under the Plan may be granted to an individual owning more than ten percent (10%) of the total combined voting power of all classes of stock issued by the Company unless the purchase price of the common stock under such option is at least one hundred ten percent (110%) of the Fair Market Value of the shares issuable on exercise of the option at the date of grant and such option is not exercisable more than five years from the date of grant.

Generally, options granted under the Plan terminate upon the grantee's employment or affiliation with the Company, but the Committee may authorize an expiration date of up to ninety days following such termination. If termination was due to death or disability, the options expire one year after such termination or the termination date set forth in the option, whichever is earlier. If termination is due to retirement the option expires ninety days after termination or the termination date set forth in the option, whichever is earlier.

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

Generally, options granted under the Plan terminate thirty days after termination of the grantee's employment or affiliation with the Company. If termination was due to death or disability, the options expire one year after such termination or the termination date set forth in the option, whichever is earlier.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF SECURITIES

The following table sets forth, as of March 31, 2003, the beneficial Ownership of the Company's 23,912,934 outstanding shares of Common Stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock, all of whom can be contacted at 1070 E. Indiantown Road, Suite 410, Jupiter, Florida 33411; (2) each director and executive officer of the Company; and (3) all directors and officers as a group.

                           NUMBER OF
NAME                     COMMON SHARES     PERCENT(1)
----                    -------------     ----------------
Nelson A. Locke(2)(4)          4,279,432          17.9%

Cheryl D. Locke(2)(4)          4,279,434          17.9%

Charles M. Kluck(3)(4)         2,823,895          11.8%

Michael J. Buono(4)            2,250,679           9.4%

Thomas G. Sherman, Esq.(4)       307,000           1.3%

Dean J. Girard (4)               138,408           0.6%

Robert F. Kendall                    -               -

All officers and directors
as a group(7 persons)          9,799,414          41.0%
----------
(1) Based upon 23,912,934 shares outstanding as of March 31, 2003 and additional shares which may be acquired pursuant to options and conversion of preferred stock.

(2) Nelson A. Locke and Cheryl D. Locke own such shares as joint tenants.

(3) Includes 61,776 owned by his sister, Linda Kluck.

(4) Includes options to acquire shares under Form A Stock Option Plan as follows: Cheryl and Nelson Locke 300,000 shares, Charles Kluck 75,000 shares, Michael Buono 50,000 shares, Thomas Sherman 75,000 shares Dean Girard 10,000 shares.

(5) Includes common stock which may be issued on conversion of Convertible Preferred shares as follows: Cheryl and Nelson Locke 2,026,108 shares, Charles Kluck 858,895 shares, Michael Buono 1,016,500.shares.

The following table sets forth, as of March 31, 2003, the beneficial Ownership of the Company's 5,701,336 outstanding shares of Preferred
Stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's preferred stock, all of whom can be contacted at 1070 E. Indiantown Road, Suite 410, Jupiter, Florida 33411;
(2) each director and executive officer of the Company; and (3) all directors and officers as a group.

                            NUMBER OF
NAME                     PREFERRED SHARES     PERCENT(1)
----                    -------------     ----------------
Nelson A. Locke(2)            2,026,108          35.5%

Cheryl D. Locke(2)            2,026,108          35.5%

Charles M. Kluck(3)             858,895          15.1%

Michael Buono                 1,016,500          17.8%

Thomas G. Sherman, Esq           50,000           0.9%

Dean J. Girard                   -0-              -0-

Robert F. Kendall                -0-              -0-

All officers and directors
 as a group (6 persons)       3,951,503          69.3%
----------
(1)  Based upon 5,701,336 shares outstanding as of March 31, 2003.

(2)  Nelson A. Locke and Cheryl D. Locke own such shares as joint tenants.

(3)  Includes 138,224 owned by his sister, Linda Kluck.
Restricted Stock Awards

EQUITY COMPENSATION PLANS

During 2001, a total of 377,350 restricted shares of the Company's common stock were granted to certain employees with a market value of $377,350. There were no such issuances during 2002. These amounts were recorded as unearned compensation, restricted stock and are shown as a separate component of stockholder's equity. Unearned compensation is being amortized to expense over the three-year vesting period and, net of forfeitures, amounted to $106,907 in 2001. In 2002 the restricted balance was adjusted for forfeitures and no additional amount was amortized.

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

The following table summarizes the Company's stock option activity:


                                                       Exercise
                                                       Shares      Price

            Outstanding at beginning of period             -        -

              Granted in 2000
                  Format A                             700,000   $ .50
                  Format B                             500,000   $ .50
             Granted in 2001 and 2002                    -           -

            Exercised                                    -           -

               Expired                                   -           -
                                                      ________     ___
             Outstanding and exercisable at
                     end of period                   1,200,000   $ .50


                         EQUITY COMPENSATION PLAN INFORMATION

See notes below          (a)                (b)           (c)

PLAN CATEGORY
Equity Compensation       2,000,000          Priced at     2,000,000
Plans approved                               time of       plus 2% of
By Security Holders                          grant         outstanding shares


Equity Compensation
Plans Not approved
By Security Holders       1,200,000          $0.50 share   None.

Total                     3,200,000                        2,000,000

(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights
(b) Weighted average exercise price of outstanding options, warrants and rights
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2000, with full Board authorization, the Company's CEO, Nelson Locke exchanged 1,000,000 shares of common stock (par value $1,000) for 1,000,000 shares of preferred stock A (par value $1,000). In addition he exchanged $213,054 of unpaid deferred salary and other unpaid expense reimbursements he made to the Company for 426,108 shares of preferred stock. In April 2000, the Board of Directors authorized the issuance of an option for the CEO Nelson Locke to acquire 300,000 shares of common stock for $.50 per share under the same terms and conditions as the Form A stock option plan. During 2002 the Company issued 704,856 shares of common stock in lieu of cash payment for a loan from officer of $71,249.from 2001 and 687,500 shares in lieu of cash payment for deferred compensation. The Company issued 250,000 shares of Preferred Class A shares to reimburse Mr. Locke for 250,000 shares of common stock of his personal stock he contributed in a corporate transaction.

During 2002 the Company's president, Michael Buono, received 200,000 shares of common stock for employee retention and accepted 842,147 shares of common stock in lieu of cash payment of $84,215 in cash for salary and reimbursable expenses.

During the year a director, Charles Kluck, received 200,000 shares of common stock for employee retention and accepted 500,000 shares of common stock in lieu of cash payment for salary of $50,000. His sister, Linda Kluck, accepted 340,000 shares in lieu of cash payment for salary of $34,000.

During the year a director, Thomas Sherman, received 72,000 shares of common stock for employee retention and 50,000 shares of preferred stock.

During the year Dean Girard received 60,000 shares of common stock for employee retention.

During the year an officer of Jupiter Mortgage Corporation, Deanne Anderson, Received 120,000 shares of common stock for employee retention and accepted 640,000 shares of common stock in lieu of cash payment for salary of $64,000.

During the year an officer of Jupiter Mortgage Corporation, Lori Hetzel, received 60,000 shares of common stock for employee retention.
                                     PART IV

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

       22                     Subsidiaries


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

     10.9              Agreement with The Investor Online

The following Exhibit is incorporated by reference to the Exhibit of the same number filed with the Company's Form 8-K filed on February 12, 2002:

     15.0              Dupont Mortgage Group, Inc. Acquisition Agreement

The following Exhibits are filed herewith:

     21                Subsidiaries

99.1              Certification of CEO

99.2              Certification of CFO

 (b)  Reports on Form 8-K:

One report on Form 8-K was filed during the last quarter for the period covered by this report. This was filed to disclose a radio interview with the Chairman of the Board discussing the future of the company.

ITEM 14 CONTROLS AND PROCEDURES

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













                           AMERICA'S SENIOR FINANCIAL SERVICES, INC.

                                AUDITED FINANCIAL STATEMENTS
                                     FOR THE YEARS ENDED
                                  DECEMBER 31, 2002 AND 2001



                                    INDEX TO FINANCIAL STATEMENTS





                                                                     Page

INDEPENDENT AUDITORS' REPORT                                            1


FINANCIAL STATEMENTS

       Consolidated Balance Sheets                                    2-3

       Consolidated Statements of Operations                            4

       Consolidated Statements of Changes in Stockholders' Equity     5-6

       Consolidated Statements of Cash Flows                          7-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            9-22












                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors
   and Stockholders of
America's Senior Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of America's Senior Financial Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America's Senior Financial Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ HOLYFIELD AND THOMAS, LLC

    HOLYFIELD AND THOMAS, LLC

West Palm Beach, Florida
March 31, 2002)

    AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2002 AND 2001
ASSETS
                                               2002                2001
CURRENT ASSETS:
Cash and cash equivalents                 $   256,738         $    420,881
Cash, restricted                            1,050,898              895,525
Brokerage fees receivable                     516,901              144,877
Employee loans                                  6,000               16,837
Mortgage loans held for sale               13,260,174            2,991,322
Prepaid expenses                               78,449              324,483

TOTAL CURRENT ASSETS                       15,169,160            4,793,925

PROPERTY AND EQUIPMENT, net                   253,992              359,538

OTHER ASSETS
Goodwill, net                               4,836,911            4,836,911
Notes receivable                                  -                250,000
Other assets                                  109,127               70,216

     TOTAL OTHER ASSETS                     4,946,038            5,157,127

     TOTAL ASSETS                         $20,369,190          $10,310,590

LIABILITIES

CURRENT LIABILITIES:
Current portion of capital
 lease obligations                        $     5,000         $      2,734
Lines of credit                               101,618              421,476
Warehouse lines of credit                  13,104,392            2,966,795
Accounts payable                              491,935              593,457
Accrued expenses                            1,890,812            1,470,083
Escrow payable                              1,050,898              895,525

     TOTAL CURRENT LIABILITIES             16,644,655            6,350,070

CAPITAL LEASE OBLIGATIONS,
    less current portion                        6,000                  -

TOTAL LIABILITIES                         $16,650,655         $  6,350,070


(Continued)

                    See notes to consolidated financial statements.

            AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS, continued
                         DECEMBER 31, 2002 AND 2001

(Continued)

STOCKHOLDERS' EQUITY:

Preferred stock:
 Series A Convertible, $0.001 par value;
 8,100,000 shares authorized, 5,334,670
 and 4,468,003 shares issued and out-
 standing in 2002 and 2001, respectively         5,335               4,468
 Series B Convertible, $0.001 par value;
 1,000,000 shares authorized, 366,666 and
 566,666 shares issued and outstanding
 in  2002 and 2001, respectively                   366                 567
 Series C Convertible, $0.001 par value;
 900,000 shares authorized, none issued          -                   -

Common stock, $0.001 par value;
 100,000,000 shares authorized,
 23,912,934 and 17,006,150 shares
 issued and outstanding in 2002
 and 2001, respectively                         23,913              17,006

Additional paid in capital                  16,181,016          15,567,887

Retained earnings (deficit)                (12,451,706)        (11,265,959)

Unearned compensation, restricted stock    (    40,389)        (   363,449)

     TOTAL STOCKHOLDERS' EQUITY              3,718,535           3,960,520

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $ 20,369,190       $  10,310,590

                     See notes to consolidated financial statements.



            AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                           2002          2001


REVENUES                                             $ 8,232,953   $7,653,968

EXPENSES:
Payroll and related expense                            6,021,744    5,768,220
Administrative, processing, and occupancy              2,891,053    3,247,190
Depreciation                                             108,647       84,477
Goodwill amortization                                        -        257,892

     TOTAL EXPENSES                                    9,021,444    9,357,779

LOSS FROM OPERATIONS                                  (  788,491)  (1,703,811)

OTHER

Interest expense                                         397,256      155,858

     Total other, net                                    397,256      155,858

LOSS BEFORE EXTRAORDINARY ITEM
AND INCOME TAXES                                      (1,185,747)  (1,859,669)

EXTRAORDINARY ITEM
Gain on settlement of Debentures                             -        989,690
(No applicable income tax)

PROVISION FOR INCOME TAXES                                   -            -

     NET LOSS                                         (1,185,747)    (869,979)

RETAINED EARNINGS, BEGINNING OF THE YEAR             (11,265,959) (10,395,980)

RETAINED EARNINGS, END OF THE YEAR                  $(12,451,706)$(11,265,959)



LOSS PER COMMON SHARE:
Basic                                                $     (.062) $     (.069)

Diluted                                              $     (.062) $     (.069)

Weighted average common
shares outstanding                                     18,985,228   12,568,000

                  See notes to consolidated financial statements.

                AMERICA'S SENIOR FINANCIAL SERVICES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 2001

                                PREFERRED     COMMON      PREFERRED  COMMON
                                STOCK         STOCK       STOCK AT   STOCK AT
                                # OF SHARES   # OF SHARES PAR VALUE  PAR VALUE

STOCKHOLDERS' EQUITY,
January 1, 2001                4,118,003     9,406,326      $ 4,118   $ 9,406

Stock issued pursuant to
debenture conversions                        1,375,000                  1,375
Issuances of preferred stock
     for cash                    166,666                        167
Stock issued for services        100,000     4,249,040          100     4,249
Restricted stock issued to employees,
     net of stock earned         650,000     1,975,784          650     1,976
Net loss for the year ended
 December 31, 2001

 STOCKHOLDERS' EQUITY,
 December 30, 2001             5,034,669    17,006,150      $ 5,035  $ 17,006

                                 ADDITIONAL                              TOTAL
                                 PAID-IN   RESTRICTED              STOCKHOLDER
                                 CAPITAL   STOCK       DEFICIT          EQUITY

STOCKHOLDERS' EQUITY,
January 1, 2001              $14,086,285   $(93,006) $(10,395,979) $3,610,824

Stock issued pursuant to
  debenture conversions          170,500                              171,875
Issuances of preferred
     stock for cash               29,833                               30,000
Stock issued for services        832,457                              836,806
Restricted stock issued
   to employees, net of
   stock earned                  448,812   (270,443)                  180,995
Net loss for the year ended
December 31, 2001                                        (869,980)   (869,980)

STOCKHOLDERS' EQUITY,
December 31, 2001            $15,567,887  $(363,449) $(11,265,959) $3,960,520

                       See notes to consolidated financial statements.







                  AMERICA'S SENIOR FINANCIAL SERVICES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 2002

                                PREFERRED     COMMON      PREFERRED  COMMON
                                STOCK         STOCK       STOCK AT   STOCK AT
                                # OF SHARES   # OF SHARES PAR VALUE  PAR VALUE
STOCKHOLDERS' EQUITY,
January 1, 2002                  5,034,669  17,006,150       $5,035   $17,006

Issuances of common stock
   for cash                                    300,000                    300
Stock issued for services          150,000   5,340,270          150     5,341
Stock issued in payment of
   note for acquisition            666,667     333,333          666       334
Restricted stock cancellation
     of terminated employees                  (171,675)                 ( 172)
Stock issued in settlement of
     officer loans                             704,856                    704
Stock issued as deposit on
     toward future services        250,000                      250
Conversion of common stock to
     preferred stock              (400,000)    400,000         (400)      400
Treasury stock purchase
Net loss for the year ended
 December 31, 2002
 STOCKHOLDERS' EQUITY,
 December 31, 2002               5,701,336  23,912,934       $5,701   $23,913

                                 ADDITIONAL                              TOTAL
                                 PAID-IN       RESTRICTED          STOCKHOLDER
                                 CAPITAL       STOCK       DEFICIT      EQUITY
STOCKHOLDERS' EQUITY,
January 1, 2002               $15,567,887 $(363,449) $(11,265,959) $3,960,520

Issuances of common stock
   for cash                        29,700                              30,000
Stock issued for services         694,514                             700,005
Stock issued in payment of
   note for acquisition           120,000                             121,000
Restricted stock cancellation
     of terminated employees     (322,888)  323,060                       -
Stock issued in settlement of
     officer loans                 71,249                              71,953
Stock issued as deposit on
     toward future services        22,250                              22,500
Conversion of common stock to
     preferred stock
Treasury stock purchased           (1,696)                             (1,696)
Net loss for the year ended
 December 31, 2002                                     (1,185,747) (1,185,747)
 STOCKHOLDERS' EQUITY,
 December 31, 2002            $16,181,016 $( 40,389) $(12,451,706) $3,718,535

                                            -6-
                      See notes to consolidated financial statements.

              AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        FOR THE YEARS
                                                      ENDED DECEMBER 31,

CASH FLOWS FROM OPERATING ACTIVITIES                   2002            2001

Net loss                                        $(1,185,747)    $ (  869,979)

Adjustments to reconcile net loss to net cash
     Provided by operating activities:
Depreciation and amortization                       108,647          342,369
Gain on forgiveness of debt                        (121,053)             -
Extraordinary item settlement of debentures             -           (986,690)
Common stock issued for services                    700,005        1,017,801
Write off of note receivable                        250,000              -
Changes in operating assets and liabilities
  (Increase) decrease in operating assets:
     Brokerage fee receivable                      (372,024)         145,014
     Employee loans                                  10,837          (15,537)
     Prepaid expenses                               246,034           22,078
     Other assets                                   (16,411)           3,369
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued liabilities       736,479          347,303

NET CASH PROVIDED BY OPERATING ACTIVITIES           356,767            5,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                   (3,101)         (75,457)
Changes in other assets                                 -           (255,850)
Decrease in net mortgage loans held for sale
   over warehouse lines of credit                  (131,255)        (  8,968)

NET CASH USED IN INVESTING ACTIVITIES              (134,356)        (340,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net                 30,000           30,000
Payments on note, acquisition                      ( 95,000)             -
Net borrowings (payments) under lines of credit    (319,858)         272,385
Payments on long-term capital lease obligations         -            (32,600)
Other                                                   -             22,565
Purchase of treasury stock                          ( 1,696)             -

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES(386,554)         292,350

NET DECREASE IN CASH AND CASH EQUIVALENTS          (164,143)        ( 42,197)

CASH AND CASH EQUIVALENTS, beginning of period      420,881          463,078

CASH AND CASH EQUIVALENTS, end of period        $   256,738        $ 420,881

(Continued)
                                        -7-

                     See notes to consolidated financial statements.

                       AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

(Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash during the period         $   386,943       $  147,338
Income taxes paid in cash during the period           none             none


NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures payable for stock               -       $1,136,000
Issuance of restricted stock to employees                -         $377,350
Issuance of stock in settlement of officer loans  $ 71,953              -
Issuance of common stock and preferred stock
   in payment on note for acquisition             $121,000              -
Issuance of preferred stock as deposit            $ 22,500              -

                     See notes to consolidated financial statements.

                       AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


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

                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, typically seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred.


Intangible Assets

Until an accounting change which the Company adopted as of January 1, 2002, the excess of investment cost over the fair value of net assets acquired (goodwill) was amortized using the straight-line method over a period of 20 years. As detailed below under "Recent Accounting Changes," there was no amortization expense taken in 2002. Amortization of goodwill for the year ended December 31, 2001 was approximately $257,892. The valuation of goodwill is reviewed on an ongoing basis and adjusted accordingly.


Advertising

The costs of advertising, promotion and marketing programs are generally charges to operations in the year incurred. Total advertising expense was approximately $38,812 and $26,576 for the years ended December 31, 2002 and 2001, respectively.


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

                       AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


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

                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. AMSE adopted SFAS 142 as of January 1, 2002 and does not expect the adoption to have a material effect on its financial condition or results of operations. The Company expects that a substantial amount of its intangible assets will no longer be amortized.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. AMSE adopted SFAS 144 in 2002 and that adoption has not had material impact on its consolidated results of operations and financial position.

                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


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

Reclassification

Certain 2001 amounts have been reclassified to conform with 2002 classifications. Such classifications had no effect on net income.

2.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                               2002       2001

     Office equipment                     $ 397,547   $ 394,446
     Furniture and fixtures                 260,787     260,787
     Leasehold improvements                  52,890      52,890
     Vehicles                                   -        47,098

     Total cost                             711,224     755,221

       Less accumulated depreciation       (457,232)   (395,683)

     Property and equipment, net          $ 253,992  $  359,538

Depreciation expense for the years ended December 31, 2002 and 2001 was approximately $108,647 and $84,477, respectively.

                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


3.     CREDIT AGREEMENTS

Lines of Credit

The Company maintains several lines of credit with different financial institutions. Interest rates vary, and include prime and prime plus 3%.
As of December 31, 2002 and 2001, the total amounts outstanding under these lines of credit was approximately $102,000 and $421,000, respectively.


Mortgage Warehouse Agreements

The Company maintains warehouse facilities with several financial institutions to assist the Company in originating and closing mortgages. The Company is liable under these agreements only if defaults occur during a mortgage closing process. As of December 31, 2002, there was approximately $13,100,000 outstanding bearing interest at prime with a floor of 6%.

4.     ESCROW OF ASSETS

Under an agreement for the purchase of certain assets and operations that now constitute the wholesale division, a credit line available to the Buyer was established as of December 31, 2002 and 2001. The credit line was established to ensure credit was available to the Buyer during the start-up phase of the new operations. Advances were at the sole discretion of the seller and have been repaid as of year end. Balances of escrowed assets were $1,050,897 and $895,525 as of December 31, 2002 and December 31, 2001, respectively.

5.     INCOME TAXES

A summary of income taxes for the years ended December 31st, are as follows:

                                          2002              2001
          Currently payable
          Federal                  $        -            $    -
          State                             -                 -
            Deferred tax benefit        460,000             295,000
            Income tax benefit          460,000             295,000
            Valuation allowance        (460,000)           (295,000)

           Net income tax provision	        -                   -

                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

5.     INCOME TAXES, continued

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax assets at December 31, 2002 and 2001 relate to the following:

                                                  2002           2001

     Net operating loss carryforward       $ 2,856,000   $  2,380,000

       Valuation allowance	              (2,856,000)    (2,380,000)

       Net deferred income tax asset       $     -       $      -


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

The Company has available tax net operating loss carryovers ("NOLS") as of December 31, 2002 of approximately $8,400,000. The NOLs will begin to expire in the year 2022. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be significantly limited.

                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


6.     RELATED PARTY TRANSACTIONS

At year end the Company entered into an agreement with certain officers to pay off $300,965 of salaries and reimbursable expenses payable with 3,009,647 shares of common stock.


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

Preferred Stock

On March 23, 1999, the Company amended its Articles of Incorporation to authorize up to 10,000,000 shares of $0.001 par value Preferred Stock (the "Preferred Stock"). The shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares in each series, the designation thereof and the related rights, preferences and limitations of each series. Specifically the Board of Directors is authorized to fix with respect to each series (a) the dividend rate; (b) redeemable features, if any; (c) rights upon liquidation; (d) whether or not the shares of such series shall be subject to a purchase, retirement or sinking fund provision, (e) whether or not the shares of such series shall be convertible into or exchangeable for shares of any other class and, if so, the rate of conversion or exchange; (f) restriction, if any, upon the payment of dividends on commons stock; g) restrictions, if any, upon the creation of indebtedness; (h) voting powers, if any, of the shares of each series; and (i) such other rights, preferences and limitations as shall not be inconsistent with the laws of the state of Florida.

                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

7.     SHAREHOLDERS' EQUITY (Continued)

Series A Convertible Preferred Stock

On October 24, 2000, the Board of Directors authorized the Series A Convertible Preferred Stock consisting of 8,100,000 shares, par value $0.001 per share, such series ranking superior to any other class or series of capital stock of the corporation. The Series A Convertible Preferred Stock is not entitled to receive any dividend. The shares are convertible into common stock on a one for one basis. Each holder of Series A stock shall be entitled to three times the number of votes as the common stock. During the year 2000, 1,000,000 Series A shares were issued to the Company's President in exchange for 1,000,000 shares of common stock, 426,108 Series A shares were issued to the President on a conversion of loans he made to the Company (including deferred salary), 1,433,000 Series A shares were issued to the former owners of Jupiter Mortgage to finalize the purchase of that subsidiary, and 858,895 Series A shares were issued to the former owners of Dow Guarantee Corp. In 2001, 300,000 shares were issued to the COO and 350,000 shares were issued to the Chairman of the Board. In 2002 666,667 shares were issued in conjunction with an acquisition, 250,000 shares were issued to the Chairman of the Board to replace his personal common shares used in a corporate transaction, and 50,000 shares were issued to a Director.

Series B Convertible Preferred Stock

On October 24, 2000 the Board of Directors authorized the Series B Convertible Preferred Stock, consisting of 1,000,000 shares, par value $0.001 per share, such series ranking junior to the Series A Preferred. The Series B Convertible Preferred Stock is not entitled to receive any dividends. The shares are convertible into common stock on a one for one basis. This special series has no voting rights as preferred stock. Upon conversion into common stock the holders shall be entitled to vote. During the year 2000, 400,000 Series B Preferred Stock were issued to the former owners of Capital Funding to finalize the purchase of that subsidiary. In 2001, 166,666 shares were issued to employees. In 2002, 400,000 shares were exchanged for common and 200,000 shares were issued for services rendered.














                                       -17-
                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

7.     STOCKHOLDER'S EQUITY, continued

Series C Convertible Preferred Stock

On October 24, 2000 the Board of Directors authorized the Series C Convertible Preferred Stock, consisting of 900,000 shares, par value $0.001 per share, such series ranking junior to the Series A and Series B Preferred. The Series C Convertible Preferred Stock is not entitled to receive any dividends. In the event of liquidation, the Series C stockholders are entitled to an amount per share equal to $.3281 and no more. The shares are convertible into common stock on a one for one basis. This series has no voting rights as preferred stock. Upon conversion into common stock, the holders shall be entitled to vote. No Series C shares have been issued.


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


Restricted Stock Awards

During 2001, a total of 377,350 restricted shares of the Company's common stock were granted to certain employees with a market value of $377,350. There were no such issuances during 2002. These amounts were recorded as unearned compensation, restricted stock and are shown as a separate component of stockholder's equity. Unearned compensation is being amortized to expense over the three-year vesting period and, net of forfeitures, amounted to $106,907 in 2001. In 2002 the restricted balance was adjusted for forfeitures and no additional amount was amortized.

                                       -18-
                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

7.     STOCKHOLDER'S EQUITY, continued

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


                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

                                       -20-

                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

7.     STOCKHOLDER'S EQUITY, continued

Other Option Plans, continued

The following table summarizes the Company's stock option activity:


                                                       Exercise
                                                       Shares      Price

            Outstanding at beginning of period             -        -

              Granted in 2000
                  Format A                             700,000   $ .50
                  Format B                             500,000   $ .50
             Granted in 2001 and 2002                    -           -

            Exercised                                    -           -

               Expired                                   -           -
                                                      ________     ___
             Outstanding and exercisable at
                     end of period                   1,200,000   $ .50

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







                                       -21-
                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

8.     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in various locations as well as certain office equipment. Future minimum lease payments subsequent to December 31, 2002 under these operating leases are as follows: $39,017 in 2003, $29,038 in 2004, $23,739 in 2005 and $19,310 in 2006. Rent expense for the years ended December 31, 2002 and 2001 was $368,595 and $354,069, respectively.

Litigation

From time to time, the Company is exposed to claims, regulatory, and legal actions in the normal course of business, some of which are initiated by the Company. At December 31, 2002, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Company.

9.     NET LOSS PER SHARE

For the year ended December 31, 2002 and 2001, basic and diluted weighted average common shares include only common shares outstanding. The inclusion of common share equivalents would be anit-dilutive and, as such, they are not included. However, the common stock equivalents, if converted, would have increased common shares outstanding at December 31, 2002 and 2001 by 7,702,960 and 7,036,293 shares, respectively. The December 31, 2002 equivalents are comprised of 5,701,536 preferred shares, 1,200,000 related to the stock option plan and 801,624 shares applicable to warrants.

A reconciliation of the number of shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:
                                                            2002
                                                  (Preferred)   (Common)
Shares outstanding at December 31,
 2002                                               5,701,336   23,912,934
 Effect of weighting                                  (94,338) ( 4,927,706)

 Weighted average shares outstanding                5,606,998   18,985,228

                                                              2001
Shares outstanding at December 31,
 2001                                               5,034,669   17,006,150
 Effect of weighting                                 (386,986)  (4,438,253)

 Weighted average shares outstanding                4,647,683   12,567,897


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



EXHIBIT 99.1

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO rule 13 A-14 Under the Securities Exchange Act of 1934

In connection with the annual report of America's Senior Financial
Services, Inc. (the "Company") on Form 10-QSB for the year ended
December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Nelson A. Locke, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this annual report on Form 10-KSB of America's Senior Financial Services, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the year presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for registrant and have:

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003                   s/Nelson A. Locke_______________________
                                   Nelson A. Locke
                                   Chief Executive Officer


Exhibit 99.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO RULE 13A-14 Under the Securities Exchange Act of 1934

In connection with the annual report of America's Senior Financial
Services, Inc.  (the "Company") on Form 10-QSB for the period ended
December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert F. Kendall, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) I have reviewed this annual report on Form 10-QSB of America's Senior Financial Services, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for registrant and have:

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

                                 s/Robert F. Kendall
                                   Robert F. Kendall
                                   Chief Financial Officer














                                  SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities
 Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jupiter, Florida, on April 11, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Nelson A. Locke
Chief Executive Officer/
Chairman of the Board       April 11, 2003
CEO / Director

Chairman of the Board
Nelson A. Locke

/s/ Michael J. Buono
President / COO             April 11, 2003

Director/ President
Michael J. Buono

/s/ Dean J. Girard
Director                    April 11, 2003

Director
Dean J. Girard

/s/ Cheryl D. Locke
Secretary / Director        April 11, 2003


Secretary Directory
Cheryl D. Locke


/s/ Thomas Sherman Esq.
Director                    April 11, 2003

Director
Thomas Sherman


/s/ Charles M. Kluck
Director                    April 11, 2003

Director
Charles M. Kluck

Chief Financial Officer
Robert F. Kendall


/s/ Robert F. Kendall
Chief Financial Officer     April 11, 2003





                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, Nelson A. Locke, the Chief Executive Officer of America's Senior Financial Services, Inc., a Florida corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/Nelson A. Locke
                                                Chief Executive Officer
Dated April 11, 2003

This certification accompanies this Report on Form 10-K pursuant to
Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, Robert F. Kendall, the Chief Executive Officer of America's Senior Financial Services, Inc., a Florida corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/Robert F. Kendall
                                                Chief Financial Officer
Dated April 11, 2003

This certification accompanies this Report on Form 10-K pursuant to
Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.