Form 10QSB
period 2003-03-31
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2003-05-07
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended March 31, 2003

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

As of March 31, 2003, the Company had a total of 23,912,934 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

Transitional Small Business Disclosure Format:	Yes [   ]		No	[ X ]







                 AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                           FORM 10-QSB
                   QUARTER ENDED MARCH 31, 2003



INDEX

	PAGE NO.
	--------------
PART I
Item 1.     Financial Statements                                          3-8
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    9-10

PART II
Item 1.     Legal Proceedings	                                             10
Item 2.     Changes in Securities                                          11
Item 6.     Exhibits and Reports on Form 8-K                               11

SIGNATURES AND CERTIFICATIONS                                           12-16

































                                     2
PART 1
Item 1.  FINANCIAL STATEMENTS

    AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
ASSETS                                    March 31,           December 31,
                                               2003                2002
                                           (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                 $    69,962         $    256,738
Cash, restricted                            1,050,898            1,050,898
Brokerage fees receivable                     454,033              516,901
Employee loans                                 16,977                6,000
Mortgage loans held for sale                9,404,885           13,250,174
Prepaid expenses                               90,049               78,449

TOTAL CURRENT ASSETS                       11,086,804           15,169,160

PROPERTY AND EQUIPMENT, net                   232,298              253,992

OTHER ASSETS
Goodwill, net                               4,836,911            4,836,911
Other assets                                  109,376              109,127

     TOTAL OTHER ASSETS                     4,946,287            4,946,038

     TOTAL ASSETS                         $16,265,389          $20,369,190

LIABILITIES

CURRENT LIABILITIES:
Current portion of capital
 lease obligations                        $     4,000         $      5,000
Lines of credit                                95,445              101,618
Warehouse lines of credit                   9,223,296           13,104,392
Accounts payable                              476,592              491,935
Accrued expenses                            1,657,725            1,890,812
Escrow payable                              1,050,898            1,050,898

     TOTAL CURRENT LIABILITIES             12,507,956           16,644,655

CAPITAL LEASE OBLIGATIONS,
    less current portion                        6,000                6,000

TOTAL LIABILITIES                         $12,513,956         $ 16,650,655


(Continued)


                    See notes to consolidated financial statements.

    AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

(Continued)

ASSETS                                    March 31,           December 31,
                                               2003                2002
                                           (Unaudited)

STOCKHOLDERS' EQUITY:

Preferred stock:
 Series A Convertible, $0.001 par value;
 8,100,000 shares authorized, 5,334,670
 and 5,334,670 shares issued and out-
 standing in 2003 and 2002, respectively         5,335               5,335
 Series B Convertible, $0.001 par value;
 1,000,000 shares authorized, 491,666 and
 366,666 shares issued and outstanding
 in  2003 and 2002, respectively                   492                 366
 Series C Convertible, $0.001 par value;
 900,000 shares authorized, none issued            -                   -

Common stock, $0.001 par value;
 100,000,000 shares authorized,
 23,912,934 and 23,912,934 shares
 issued and outstanding in 2003
 and 2002, respectively                         23,913              23,913

Additional paid in capital                  16,188,879          16,181,016

Retained earnings (deficit)                (12,426,797)        (12,451,706)

Unearned compensation, restricted stock    (    40,389)        (    40,389)

     TOTAL STOCKHOLDERS' EQUITY              3,751,433           3,718,535

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $ 16,265,389       $  20,369,190













                     See notes to consolidated financial statements.

AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATMENTS
                        (UNAUDITED)

                                                      THREE MONTHS
                                                      ENDED MAR 31,
                                                 2003                2002

REVENUES                                    $2,564,017          $1,430,476

EXPENSES:
Payroll and related expense                  1,862,928           1,238,035
Admin, processing, and occupancy               614,430             669,389
Depreciation                                    21,694              22,779

TOTAL EXPENSES                               2,499,052           1,930,203

INCOME (LOSS) FROM OPERATIONS                   64,965            (499,727)

OTHER

Interest expense                               (40,056)            (28,934)

    Total other,                               (40,056)            (28,934)

INCOME(LOSS) BEFORE EXTRAORDINARY ITEMS
AND INCOME TAXES                                24,909            (528,661)

PROVISION FOR INCOME TAXES                         -                   -

NET INCOME (LOSS)                            $  24,909           $(528,661)


INCOME(LOSS) PER COMMON SHARE:
Basic                                       $    0.001          $   (0.029)

Diluted                                     $    0.001          $   (0.029)

Weighted average common
shares outstanding                          23,912,934          18,136,531



See notes to consolidated financial statements


        AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)

                                                      THREE MONTHS
                                                     ENDED MARCH 31,

CASH FLOWS FROM OPERATING ACTIVITIES             2003               2002

Net Income (Loss)                            $  24,909           $(528,661)

Adjustments to reconcile net income (loss) to
   net cash provided by (used in)
   operating activities:
Depreciation and amortization                   21,694              22,780
Common stock issued for services                   -               477,021
Changes in operating assets and liabilities
  (Increase) decrease in operating assets:
     Brokerage fee receivable                   62,868              (7,600)
     Employee advances                         (10,997)              5,169
     Prepaid expenses                          (11,600)            114,730
     Other assets                               (  249)              1,206
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued liabilities (249,430)           (156,586)

NET CASH USED IN
OPERATING ACTIVITIES                          (162,785)            (71,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase / Sale of property and equipment          -                (1,155)
Increase in net mortgage loans held for sale
   over warehouse lines of credit              (25,807)            (55,710)

NET CASH USED IN INVESTING ACTIVITIES:         (25,807)            (56,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net     10,000              15,000
Payment on note for acquisition                    -               (50,000)
Net payments on lines of credit                ( 6,173)                -
Net borrowings under line of credit                -                42,101
Purchase of treasury stock                     ( 2,011)                -

NET CASH PROVIDED BY FINANCING ACTIVITIES        1,816               7,101

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                   (186,776)           (121,705)

CASH AND CASH EQUIVALENTS,
     beginning of period                       256,738            1,316,406

 CASH AND CASH EQUIVALENTS,
     end of period                          $   69,962           $1,194,701

                    See notes to consolidated financial statements


                                    6
       AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

(continued)
                                                       THREE MONTHS
                                                       ENDED MARCH 31,

                                                  2003                 2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the period       $ 38,651              $ 7,581
Income taxes paid in cash during the period        -                   -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

There were no noncash investing or financing activities in the first quarter of 2003.
During the first quarter 2002, the Company recognized $27,888 of expense related to the vesting of restricted stock issued to employees.
During the first quarter 2002, the Company issued 1,264,644 shares valued at $153,630 for services.
During the first quarter 2002, the Company issued 433,333 shares valued at $47,667 as payment for the acquisition of certain assets and employees of Dupont Mortgage.
During the first quarter 2002, the Company issued 1,416,856 shares valued at $170,023 as retention bonuses for executives and in lieu of certain executive's cash salaries for 2001.

























                       AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

Note 1, Basis of Presentation

The unaudited, condensed, consolidated financial statements included herein, commencing at page 3, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2003.

Note 2, Gain (Loss) Per Share

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

Earnings per share from continuing operations equated to $ .001 for the period ending March 31, 2003. The loss per share for the full year ended December 31, 2002 was $(.062) per share.

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




                                     8
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

RESULTS OF OPERATIONS

Total revenues from loan operations for the three-month period ending March 31, 2003 were $2,564,017 versus $1,430,476 for the comparable period in 2002. This is an increase over the prior year of $1,133,541 or 79.29 percent. The primary reason for the increase is establishment of the Company's wholesale division at the beginning of 2002. During the first quarter of 2003 the wholesale division generated $669,450 in gross revenues whereas in the first quarter of 2002 the wholesale division was in a start up phase and generated approximately $33,000 in revenues. The increase of approximately $497,000 in revenues excluding the wholesale division occurred primarily because the Company's forward mortgage origination platform produced sales increases as a direct result of its expanding business in the Florida, Colorado, and Montana markets.

The increases in revenue were consistent with the Company's business model which focuses on an expansion of both the retail and wholesale distribution channels. The Company's business model for retail forward and reverse mortgage loan origination relies on relationship selling. The Company does not seek out refinance activity or rely on advertising to attract such business.
Rather, the Company remains focused on its relationships with realtors and developers. The Company's business model for wholesale mortgage origination focuses on adding relationships with reliable brokers and small correspondent lenders, thereby realizing a benefit from the Company's significant relationships within the Florida Association of Mortgage Brokers and the National Association of Mortgage Brokers.

Total expenses from operations during the three-month period ended March 31, 2003 were $2,499,052 compared with $1,930,203 in the comparable period of the prior year, a 29.5 percent increase. The increase of $568,849 was attributable primarily to an increase of payroll and related expenses of $624,893 due primarily to increased commission expense as a result of the increase in sales. The payroll related expense increase was offset by a decrease of approximately $55,000 in administrative expenses due to increased efficiency in operations.

Interest expense increased by $11,122 or 38.4 percent to $40,056 during the first quarter of 2003 compared to the same period in 2002 due primarily to increases in corporate debt used for working capital.


Net income was $24,909 during the first quarter of 2003 compared to a loss of $528,661 in the first quarter of the prior year. The $553,570 improvement in operating results over the first quarter of the prior year, reverses a four year trend of first quarter losses and was due to a strong market in the industry and continued improvement in management's execution of its business plan The plan includes establishment of the wholesale division and increased efficiencies in operations. The first quarter of 2003 is the third consecutive profitable quarter with net income amounts of $24,909, $32,371, and $23,271 reported for first quarter 2003, fourth quarter 2002, and third quarter 2002, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Management believes that liquidity and capital resources are sufficient to support operations at the present level. On an ongoing basis management reviews options and opportunities which may provide favorable debt restructure, financing for acquisitions, and working capital.

In the first quarter of 2003 cash used in operating activities was $162,785 compared to $71,941 in the first quarter of 2002 due primarily to an increase in accounts payable and accrued liabilities.

Net cash used in investing activities was $25,807 compared to net cash used in investing activities in the prior year first quarter of $56,865. The increase was primarily due to increase in the net of mortgage loans held for sale and warehouse lines of credit during the periods.

Net cash provided by financing activities was $1,816 consisting of $10,000 in proceeds from issuance of stock less $6,173 in payments on lines of credit and $2,011 in purchase of treasury stock. In the prior year net cash provided by financing activities was $7,101 consisting of $15,000 in proceeds from issuance of stock, $42,101 from proceeds on borrowings under lines of credit, less a $50,000 payment on a note for acquisition of warehouse operations.

BUSINESS RISKS AND UNCERTAINTIES

HISTORICAL OPERATING LOSSES

Although we have been profitable for three quarters including the current quarter, we have incurred losses in each of the last three years. We cannot assure that we can achieve profitability in the short and/or long terms, if at all. We may be required to raise additional capital in the future to sustain our operations. We can give no assurance that we will be successful in procuring such capital on terms we deem to be favorable. If we are unable to procure such capital, we may be required to curtail our level of activities.

RETENTION OF KEY PERSONNEL

Although as our sales grow we continue to expand our management, we only have a few key officers and directors. If any of them should leave our company, this could have an adverse effect on our business and prospects. The Company has employment agreements for specified periods of time with certain key officers as previously disclosed in SEC filings.
                                     10

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in routine legal proceedings. There have been no significant changes in legal proceedings since filing of the Form 10-K.


ITEM 2.  CHANGES IN SECURITIES

The following provides information concerning all sales of securities during the period which were not registered under the Securities Act of 1933.

On January 15, 2003, 125,000 shares of Preferred B stock were sold to Community Home Mortgage Loans, Michael Sikorski, a sophisticated investor, for $10,000. The investor signed an investment letter acknowledging that the shares were not registered under the Securities Act of 1933 and could not be transferred without registration or an exemption from the registration requirements of the said act. The certificates representing the shares contain a restrictive legend. Accordingly, registrant believes that the issuance was exempt from registration under Section 4(2) of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are filed herewith:

99.1              Certification of CEO

99.2              Certification of CFO

A Form 8-K was filed on April 18, 2003 which included a press release of the Company discussing results of operations as presented in the Form 10-K filed on April 14, 2003. The Form 8-K also noted release of a review of the Company on Small Cap Internet Website.


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

Exhibit 99.1

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of America's Senior Financial Services, Inc. (the "Company") on Form 10-QSB for the period ended March
31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Nelson A. Locke, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


May 7, 2003                         s/Nelson A. Locke


                                      Nelson A. Locke
                                      Chief Executive Officer


Exhibit 99.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of America's Senior Financial Services, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert F. Kendall, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that:

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

May 7, 2003

                                    s/Robert F. Kendall
                                      Robert F. Kendall
                                      Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, Nelson A. Locke, the Chief Executive Officer of America's Senior Financial Services, Inc., a Florida corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/Nelson A. Locke
                                                Chief Executive Officer
Dated May 7, 2003

This certification accompanies this Report on Form 10-QSB pursuant to
Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, Robert F. Kendall, the Chief Executive Officer of America's Senior Financial Services, Inc., a Florida corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/Robert F. Kendall
                                                Chief Financial Officer
Dated May 7, 2003

This certification accompanies this Report on Form 10-QSB pursuant to
Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.