Form 10QSB
period 2003-06-30
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2003-07-31
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-QSB

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30, 2003

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

As of June 30, 2003, the Company had a total of 25,460,541 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]     No   [ X ]







                      AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 2003



INDEX

                                                                     PAGE NO.

PART I
Item 1.  Financial Statements                                           3- 8
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9-11

PART II
Item 1.  Legal Proceedings                                                12
Item 2.  Changes in Securities                                            12
Item 3.  Controls and Procedures                                          13
Item 6.  Exhibits and Reports on Form 8-K                                 13

SIGNATURES AND CERTIFICATIONS                                          14-17


























                                      2





PART 1
Item 1.  FINANCIAL STATEMENTS

    AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
ASSETS                                       June 30,         December 31,
                                               2003                2002
                                           (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                 $    45,833         $    256,738
Cash, restricted                                  -              1,050,898
Brokerage fees receivable                     615,657              516,901
Employee loans                                  6,915                6,000
Mortgage loans held for sale               12,695,449           13,260,174
Prepaid expenses                              186,852               78,449

TOTAL CURRENT ASSETS                       13,550,706           15,169,160

PROPERTY AND EQUIPMENT, net                   212,208              253,992

OTHER ASSETS
Goodwill, net                               4,836,911            4,836,911
Other assets                                  109,626              109,127

     TOTAL OTHER ASSETS                     4,946,537            4,946,038

     TOTAL ASSETS                         $18,709,451          $20,369,190

LIABILITIES

CURRENT LIABILITIES:
Current portion of capital
 lease obligations                        $     2,500         $      5,000
Lines of credit                                86,568              101,618
Warehouse lines of credit                  12,527,001           13,104,392
Accounts payable                              368,106              491,935
Accrued expenses                            1,754,957            1,890,812
Escrow payable                                    -              1,050,898

     TOTAL CURRENT LIABILITIES             14,739,132           16,644,655

CAPITAL LEASE OBLIGATIONS,
    less current portion                        6,000                6,000

TOTAL LIABILITIES                         $14,745,132         $ 16,650,655


(Continued)


                                       -3-



                    See notes to consolidated financial statements.

    AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

(Continued)

                                            June 30,         December 31,
                                               2003                2002
                                           (Unaudited)

STOCKHOLDERS' EQUITY:

Preferred stock:
 Series A Convertible, $0.001 par value;
 8,100,000 shares authorized, 6,234,670
 and 5,334,670 shares issued and out-
 standing in 2003 and 2002, respectively         6,235               5,335
 Series B Convertible, $0.001 par value;
 1,000,000 shares authorized, 841,666 and
 366,666 shares issued and outstanding
 in  2003 and 2002, respectively                   842                 366
 Series C Convertible, $0.001 par value;
 900,000 shares authorized, none issued            -                   -

Common stock, $0.001 par value;
 100,000,000 shares authorized,
 25,460,541 and 23,912,934 shares
 issued and outstanding in 2003
 and 2002, respectively                         25,461              23,913

Additional paid in capital                  16,377,919          16,181,016

Retained earnings (deficit)                (12,405,749)        (12,451,706)

Unearned compensation, restricted stock    (    40,389)        (    40,389)

     TOTAL STOCKHOLDERS' EQUITY              3,964,319           3,718,535

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $ 18,709,451       $  20,369,190













                                       -4-

                     See notes to consolidated financial statements.

                    AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED INCOME STATEMENTS
                                             (UNAUDITED)

                                   THREE MONTHS             SIX MONTHS
                                   ENDED JUNE 30,           ENDED JUNE 30,

                                  2003        2002          2003       2002

REVENUES                       $2,958,469    $1,944,029  $5,522,486 $3,374,505

EXPENSES:
Payroll and related expense     2,283,671     1,504,357   4,146,599  2,742,391
Admin, processing, and occupancy  571,939     1,044,023   1,186,369  1,719,602
Depreciation                       21,695        22,779      43,389     45,559

      TOTAL EXPENSES            2,877,305     2,571,159   5,376,357  4,507,552

INCOME (LOSS) FROM OPERATIONS      81,164      (627,130)    146,129 (1,133,047)

OTHER

Interest expense                   60,116        85,598     100,172    108,342

  Total other, net                 60,116        85,598     100,172    108,342

INCOME(LOSS) BEFORE EXTRAORDINARY ITEMS
AND INCOME TAXES                   21,048      (712,728)     45,957 (1,241,389)

PROVISION FOR INCOME TAXES            -             -           -          -

   NET INCOME(LOSS)                21,048      (712,728)     45,957 (1,241,389)

INCOME(LOSS) PER COMMON SHARE:
Basic                         $     0.001  $     (0.033)   $  0.002   $ (0.063)

Diluted                      $      0.001  $     (0.033)   $  0.002   $ (0.063)

Weighted average common
shares outstanding             25,134,734    21,611,748  24,527,209 19,577,078













               See notes to consolidated financial statements

                                      5
                  AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                               SIX MONTHS
                                                             ENDED JUNE 30,
                                                            2003        2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                     $    45,957  $(1,241,389)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
 Depreciation and amortization                             43,389       45,558
 Common stock issued for services                          12,000      595,985
 Gain on forgiveness of debt                               54,087          -
 Write off of note receivable                                 -        250,000
Changes in operating assets and liabilities:
 (Increase) decrease in operating assets
   Brokerage fee receivable                               (98,756)    ( 43,289)
   Employee advances                                         (915)     ( 3,707)
   Prepaid expenses                                       (84,403)     243,782
   Other assets                                           (   499)     (21,519)
 Increase (decrease) in operating liabilities
   Accounts payable and accrued liabilities              (183,732)      58,244

NET CASH USED IN OPERATING ACTIVITIES                    (212,872)    (116,335)


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                         (1,605)      (1,080)
Increase in net mortgage loans held for sale
   over warehouse lines of credit                         (12,666)     (88,491)

NET CASH USED IN INVESTING ACTIVITIES                     (14,271)     (89,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                            35,000       20,000
Other capital contributions                                   -        (50,000)
Payments on lines of credit                               (15,050)         -
Net borrowings under line of credit                           -         36,302
Purchase of treasury stock                                ( 3,712)         -

NET CASH PROVIDED BY FINANCING ACTIVITIES                  16,238        6,302

NET DECREASE IN CASH AND CASH EQUIVALENTS                (210,905)    (199,604)

CASH AND CASH EQUIVALENTS, beginning of period            256,738    1,316,406

CASH AND CASH EQUIVALENTS, end of period                  $45,833   $1,116,802




                          See notes to consolidated financial statements


                                      6
                     AMERICA'S SENIOR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

(continued)
                                                              SIX MONTHS
                                                           ENDED JUNE 30,

                                                             2003         2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash during the period                  $ 100,172     $ 63,749
Income taxes paid in cash during the period                  -            -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In 2003 stock was issued in payment of accounts payable and accrued expenses in the amount of $132,538.
In 2003 stock was issued for professional services to be rendered subsequent to quarter end in the amount of $24,000.
During the first quarter 2002, the Company recognized $27,888 of expense related  to the vesting of restricted stock issued to employees.
During the first quarter 2002, the Company issued 1,264,644 shares valued at
 $153,630 for legal services.
During the first quarter 2002, the Company issued 433,333 shares valued at
 $47,667 as payment for the acquisition of Dupont.
During the first quarter 2002, the Company issued 1,416,856 shares valued at
 $170,023 as executive bonuses for 2001.
During the second quarter 2002, the Company recognized $27,888 of expense related  to the vesting of restricted stock issued to employees.
During the second quarter 2002, the Company issued 726,675 shares valued at $76,977 for legal services.
























                                      7

                       AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002

Note 1, Basis of Presentation

The unaudited, condensed, consolidated financial statements included herein, commencing at page 3, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended
June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2003.

Note 2, Gain (Loss) Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per
Share," which requires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted loss per share presented are the same since the Company's convertible debentures, stock options, and warrants are anti-dilutive. Earnings per share from continuing operations equated to $ 0.001 for the period ending June 30, 2003 and the dilutive earnings would be an amount less than $0.001.


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

Note 4, Loans held for Sale/ Warehouse Line of Credit

As part of the Jupiter Mortgage Corporation acquisition, completed in August 1999, the Company obtained certain loan funding credit facilities. As a result, the balance sheet of the Company includes a "Warehouse line of credit" and "loans held for sale." The warehouse line of credit is used to fund loans as they are produced, and this line of credit is secured by the mortgages.

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

RESULTS OF OPERATIONS

Total revenues for the three month period ending June 30, 2003 were $2,958,469 compared to $1,944,029 for the same period 2002. Revenues for the six months ended June 30, 2003 were $5,522,486 compared to $3,374,505 for the same period 2002. The $1,014,440 increase of 52.2% comparing the quarterly periods and $2,147,981 increase of 63.7% comparing the six month periods were due to a continued strong market in the mortgage lending industry, the development of the wholesale mortgage platform which was in a start-up phase at the beginning of 2002, and sales increases in the Company's reverse mortgage operations.

Operating expenses for the three month period ending June 30, 2003 were $2,877,305 compared to $2,571,159 for the same period 2002. Operating expenses for the six months ended June 30, 2003, were $5,376,357 compared to $4,507,552 for the same period 2002. The increase of $306,146 or 11.9% comparing quarterly periods consisted of an increase in payroll and related expenses of about $779,000 due to increased commission expense resulting from increased sales volume offset by a decrease of about $472,000 in administrative, processing, and occupancy expenses due to increased efficiency resulting from measures taken by management. The increase comparing the six month periods of $868,805 or 19.2% consisted of an increase in payroll expense of about $1,400,000 resulting from increased commission expense due to increased sales volume offset by a decrease of about $531,000 in administrative expenses due to increased efficiency in operations. Administrative, processing, and occupancy expenses for the quarter and six month period were 19.3% and 21.4%,respectively, as a percentage of revenue compared to 53.7% and 51.0%, respectively, for the same periods 2002. The overall decrease of approximately 30% is a reflection of management's comprehensive cost containment program. Because payroll and related expenses are primarily related to commission expense, they remained consistent as a percentage of sales in the 75-81% range in all periods presented.

Interest expense for the three month period ending June 30, 2003 was $60,116 compared to $85,598 for the same period 2002. Interest expense for the six months ended June 30, 2003, was $100,172 compared to $108,342 for the same period 2002.





                             9
Net income for the three month period ended June 30, 2003 was $21,048 compared to a loss of $712,728 for the same period 2002. Net income for the six month period was $45,957 compared to a loss of $1,241,389 for the same period 2002. The improvement of $733,776 comparing the quarterly periods and of $1,287,346 comparing the six month periods was due to a strong demand for mortgage products of all types, increased efficiency of management, and the fact that in the second quarter of 2002 there was a non-recurring write off of a $250,000 note as bad debt.


LIQUIDITY AND CAPITAL RESOURCES

Management believes that liquidity and capital resources are sufficient to support operations at the present level. On an ongoing basis management reviews options and opportunities which may provide favorable debt restructure, financing for acquisitions, and working capital.

In the six months ended June 30, 2003 cash used in operating activities was $212,872 compared to $116,335 in the six months period 2002, an increase of $96,537.

During the six months ended June 30, 2003, net cash used in investing activities was $14,271 compared to net cash used in investing activities in the comparable period of the prior year of $89,571. The decrease of $75,300 was due to normal fluctuation in net mortgage loans held for sale over warehouse lines of credit during the periods.

Net cash provided by financing activities for the six months ended June 30, 2003,was $16,238 consisting of $35,000 in proceeds from issuance of stock less $15,050 in payments on lines of credit and $3,712 in purchase of treasury stock. In the prior year net cash provided by financing activities was $6,302 consisting of $20,000 in proceeds from issuance of stock, $36,302 from proceeds on borrowings under lines of credit, less a $50,000 payment on a note for acquisition of warehouse operations.






















                                   10
BUSINESS RISKS AND UNCERTAINTIES

HISTORICAL OPERATING LOSSES

Although we have been profitable for four quarters including the current quarter, we have incurred losses in each of the last three years. We cannot assure that we can achieve profitability in the short and/or long terms, if at all. We may be required to raise additional capital in the future to sustain our operations. We can give no assurance that we will be successful in procuring such capital on terms we deem to be favorable. If we are unable to procure such capital, we may be required to curtail our level of activities.

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

The Company continues to seek out a federally chartered savings and loan which would allow the Company to expand both its forward and reverse mortgage originations to a nationwide reach, without the onerous expense of individual state licensing and regulatory compliance issues. Several candidates are currently under consideration.


                                      11
                                    PART II
ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in routine legal proceedings. There have been no significant changes in the legal proceedings previously filed on Form 10-KSB for the year ended December 31, 2003.

On June 11, 2003 AMSE was awarded a judgment of $316,500 including treble damages, attorney's fees, and interest in AMSE's suit for civil theft and conversion arising out of defendant's failure to perform investment-banking services under agreements entered into during 2001.

On June 17, 2003, AMSE was awarded a judgment of $918,000 in treble damages, attorney's fees, and interest in AMSE's suit to recover monies earned in a mortgage funding arrangement which defendant converted to its own use.

Both judgments were granted in the 17th Judicial Circuit Court, Broward County, Florida. AMSE will vigorously pursue collection. However, there can be no assurances that AMSE will be able to collect on either judgment so we have not recognized any income from such judgments.



ITEM 2.  CHANGES IN SECURITIES

The following provides information concerning all sales of securities during the period which were not registered under the Securities Act of 1933.

On June 13, 2003, 250,000 shares of Preferred B stock were sold to Community Home Mortgage Loans, Michael Sikorski, a sophisticated investor, for $25,000. The investor signed an investment letter acknowledging that the shares were not registered under the Securities Act of 1933 and could not be transferred without registration or an exemption from the registration requirements of the said act. The certificates representing the shares contain a restrictive legend. Accordingly, registrant believes that the issuance was exempt from registration under Section 4(2) of the Act.

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

Within 90 days prior to the date of this Form 10-Q report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The following Exhibits are filed herewith:

99.1  Section 302 Certifications

99.2  Section 1350 Certifications


REPORTS ON FORM 8-K

A Form 8-K was filed on April 18, 2003 which included a press release of the Company discussing results of operations as presented in the Form 10-K filed on April 14, 2003. The Form 8-K also noted release of a review of the Company on Small Cap Internet Website under Items 7 and 9.

A Form 8-K was filed on May 22, 2003, which noted that the Company had filed a press release discussing the Company's forecast of results of operations for the quarter ending June 30, 2003 under Items 7 and 9.

A Form 8-K was filed on June 25, 2003, indicating that CEO Nelson
Locke was interviewed by CEOcast and discussed the Company's growth, its current results, and its expectations for growth in the coming year under Items 7 and 9. Mr. Locke described the business platform and discussed the Company's recent press releases. The interview can be heard at www.ceocast.com.

Exhibit 99.1

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of America's Senior Financial Services, Inc. (the "Company") on Form 10-QSB for the period ended June
30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Nelson A. Locke, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


July 31, 2003                         s/Nelson A. Locke


                                      Nelson A. Locke
                                      Chief Executive Officer


Exhibit 99.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of America's Senior Financial Services, Inc. (the "Company") on Form 10-QSB for the period ended June
30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert F. Kendall, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that:

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

July 31, 2003

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

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, Nelson A. Locke, the Chief Executive Officer of America's Senior Financial Services, Inc., a Florida corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/Nelson A. Locke
                                                Chief Executive Officer
Dated July 31, 2003

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



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, Robert F. Kendall, the Chief Executive Officer of America's Senior Financial Services, Inc., a Florida corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/Robert F. Kendall
                                                Chief Financial Officer
Dated July 31, 2003

This certification accompanies this Report on Form 10-QSB pursuant to
Section 906 of the Sarbanes Oxley Act and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.