Form 10QSB
period 2003-09-30
AMERICAS SENIOR FINANCIAL SERVICES INC
filed 2003-11-14
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25803

                         AMSTAR FINANCIAL SERVICES, INC.
        -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



           Florida                              65-0181535
--------------------------------     --------------------------------
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



                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
              ----------------------------------------------------
                                  (Former name)

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

As of September 30, 2003, the Company had a total of 27,420,559 shares of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]     No   [ X ]

                    AMERICA'S SENIOR FINANCIAL SERVICES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003



INDEX

                                                                      PAGE NO.

PART I
Item 1.  Financial Statements                                           3- 8
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9-11

PART II
Item 1.  Legal Proceedings                                                11
Item 2.  Changes in Securities                                            11
Item 3.  Controls and Procedures                                       11-12
Item 6.  Exhibits and Reports on Form 8-K                                 12

SIGNATURES AND CERTIFICATIONS                                          13-15

PART 1
Item 1.  FINANCIAL STATEMENTS

                         AMSTAR FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                   September 30,         December 31,
                                              2003                2002
                                           (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                 $   255,768         $    256,738
Cash, restricted                                  -              1,050,898
Brokerage fees receivable                     345,901              516,901
Employee loans                                 17,791                6,000
Mortgage loans held for sale                7,947,523           13,260,174
Prepaid expenses                              138,966               78,449

TOTAL CURRENT ASSETS                        8,705,949          15,169,160

PROPERTY AND EQUIPMENT, net                   190,513              253,992

OTHER ASSETS
Goodwill, net                               4,836,911            4,836,911
Other assets                                  113,875              109,127

     TOTAL OTHER ASSETS                     4,950,786            4,946,038

     TOTAL ASSETS                         $13,847,248          $20,369,190

LIABILITIES

CURRENT LIABILITIES:
Current portion of capital
 lease obligations                        $     2,000         $      5,000
Lines of credit                                79,742              101,618
Warehouse lines of credit                   8,074,495           13,104,392
Accounts payable                              386,936              491,935
Accrued expenses                            1,481,166            1,890,812
Escrow payable                                    -              1,050,898

     TOTAL CURRENT LIABILITIES             10,024,339           16,644,655

CAPITAL LEASE OBLIGATIONS,
    less current portion                        6,000                6,000

TOTAL LIABILITIES                         $10,030,339         $ 16,650,655


                    See notes to consolidated financial statements.

                         AMSTAR FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(Continued)

                                          September 30,       December 31,
                                              2003                2002
                                           (Unaudited)

STOCKHOLDERS' EQUITY:

Preferred stock:
 Series A Convertible, $0.001 par value;
 8,100,000 shares authorized, 6,234,670
 and 5,334,670 shares issued and out-
 standing in 2003 and 2002, respectively         6,235               5,335
 Series B Convertible, $0.001 par value;
 1,000,000 shares authorized, 841,666 and
 366,666 shares issued and outstanding
 in  2003 and 2002, respectively                   842                 366
 Series C Convertible, $0.001 par value;
 900,000 shares authorized, none issued            -                   -

Common stock, $0.001 par value;
 100,000,000 shares authorized,
 27,420,559 and 23,912,934 shares
 issued and outstanding in 2003
 and 2002, respectively                         27,421              23,913

Additional paid in capital                  16,501,159          16,181,016

Retained earnings (deficit)                (12,678,359)        (12,451,706)

Unearned compensation, restricted stock        (40,389)            (40,389)

     TOTAL STOCKHOLDERS' EQUITY              3,816,909           3,718,535

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $ 13,847,248       $  20,369,190


                     See notes to consolidated financial statements.

                AMSTAR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                   THREE MONTHS              NINE MONTHS
                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,

                                  2003        2002          2003       2002

REVENUES                       $2,434,710    $2,588,341  $7,957,196  $5,962,846

EXPENSES:
Payroll and related expense     1,913,266     1,174,400   6,059,865   3,916,791
Admin, processing, and occupancy  721,521     1,206,019   1,907,890   2,925,621
Depreciation                       21,695        41,404      65,084      86,963

      TOTAL EXPENSES            2,656,482     2,421,823   8,032,839   6,929,375

INCOME (LOSS) FROM OPERATIONS    (221,772)      166,518     (75,643)   (966,529)

OTHER
Interest expense                   50,838       143,247     151,010     251,589

  Total other, net                (50,838)      143,247    (151,010)    251,589

INCOME (LOSS)
 BEFORE INCOME TAXES             (272,610)       23,271    (226,653) (1,218,118)

PROVISION FOR INCOME TAXES              -             -           -           -

   NET INCOME(LOSS)              $(272,610)     $23,271   $(226,653)$(1,218,118)


INCOME(LOSS) PER COMMON SHARE:
Basic                          $   (0.010)   $    0.001    $  0.009    $ (0.060)

Diluted                        $   (0.010)   $    0.001    $  0.009    $ (0.060)

Weighted average common
shares outstanding             26,420,005    22,074,504  25,160,461  20,461,003


               See notes to consolidated financial statements

                AMSTAR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                            2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                     $  (226,653)  $(1,218,118)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
 Depreciation and amortization                             43,389       86,964
 Gain on forgiveness of debt                               54,087      (35,555)
 Common stock issued for services and employee retention  137,200      652,141
 Write off of note receivable                                 -        250,000
Changes in operating assets and liabilities:
 (Increase) decrease in operating assets
   Brokerage fee receivable                               171,000     (108,189)
   Employee advances                                      (11,791)       7,437
   Prepaid expenses                                       (36,517)     261,983
   Other assets                                           ( 4,748)      (5,000)
 Increase (decrease) in operating liabilities
   Accounts payable and accrued liabilities              (439,193)     371,318

NET CASH USED IN OPERATING ACTIVITIES                    (313,226)     262,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                         20,090       (1,080)
Increase in net mortgage loans held for sale
   over warehouse lines of credit                         282,754       88,135

NET CASH USED IN INVESTING ACTIVITIES                     302,844       87,055

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                            35,000       30,000
Other capital contributions                                     -      (50,000)
Payments on lines of credit                               (21,876)    (263,939)
Net borrowings under line of credit                             -            -
Purchase of treasury stock                                 (3,712)           -

NET CASH PROVIDED BY FINANCING ACTIVITIES                   9,412     (283,939)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (970)      66,097

CASH AND CASH EQUIVALENTS, beginning of period            256,738    1,316,406

CASH AND CASH EQUIVALENTS, end of period                 $255,768   $1,382,503


                 See notes to consolidated financial statements

                AMSTAR FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(continued)
                                                              NINE MONTHS
                                                           ENDED SEPTEMBER 30,

                                                             2003         2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash during the period                  $ 151,010     $251,589
Income taxes paid in cash during the period                  -            -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In 2003 stock was issued in payment of accounts payable and accrued expenses in the amount of $167,538
In 2003 stock was issued for marketing services to be rendered subsequent to quarter end in the amount of $4,970.
During the first quarter 2002, the Company recognized $27,888 of expense related  to the vesting of restricted stock issued to employees.
During the first quarter 2002, the Company issued 1,264,644 shares valued at
 $153,630 for legal services.
During the first quarter 2002, the Company issued 433,333 shares valued at
 $47,667 as payment for the acquisition of Dupont.
During the first quarter 2002, the Company issued 1,416,856 shares valued at
 $170,023 as executive bonuses for 2001.
During the second quarter 2002, the Company recognized $27,888 of expense related  to the vesting of restricted stock issued to employees.
During the second quarter 2002, the Company issued 726,675 shares valued at $76,977 for legal services.

                AMSTAR FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

Note 1, Basis of Presentation

The unaudited, condensed, consolidated financial statements included herein, commencing at page 3, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reportedhave been made. Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2003. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2003.


Note 2, Gain (Loss) Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per
Share," which requires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted loss per share presented are the same since the Company's convertible debentures, stock options, and warrants are anti-dilutive. The loss per share from continuing operations equated to $ (0.01) for the period ending September 30, 2003 and the dilutive earnings for the same period would be an amount less than $0.001.


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

RESULTS OF OPERATIONS

Total revenues for the three month period ending September 30, 2003 were $2,434,710 compared to $2,588,341 for the same period 2002, or 94% of last year's actual and 98% of the Company's 3rd quarter projection of $2,500,000. During the three month period ending September 30, 2003 interest rates started to increase and consequently Industry refinance production did not maintain its previous pace. This affected our revenues as well, but we achieved 98% of goal.

Revenues for the nine months ended September 30, 2003 were $7,957,196 compared to $5,962,846 for the same period 2002. The $1,994,350 increase of 33.4% comparing the nine month periods was due to a strong market in the first six months of 2003 in the mortgage lending industry, the continued development of the wholesale mortgage platform which was in a start-up phase at the beginning of 2002, and sales increases in the Company's reverse mortgage operations. The Company has previously projected revenues of $10,000,000 for the year to end 12/31/03, and expects to hit this goal. This would represent a 22% increase over the full year 2002.

Operating expenses for the three month period ending September 30, 2003 were $2,656,482 compared to $2,421,823 for the same period 2002. The increase of $234,659 or 9.6% comparing quarterly periods consisted of an increase in payroll and related expenses of $738,866 due to increased commission expense which was partially offset by a decrease of about $504,207 in administrative, processing, and occupancy expenses due to increased efficiency resulting from measures taken by management. Operating expenses for the nine months ended September 30, 2003, were $8,032,839 compared to $6,929,375 for the same period 2002. The increase comparing the nine month periods of $1,103,464 or 15.9% consisted of an increase in payroll expense of about $2,143,074 resulting from increased commission expense due to increased sales volume somewhat offset by a decrease of about $1,039,610 in administrative expenses due to increased efficiency in operations. Administrative, processing, and occupancy expenses for the quarter and nine month period 30% and 24% respectively, as a percentage of revenue compared to 48% and 50%, respectively, for the same periods 2002. The overall decrease of these expenses is a reflection of management's comprehensive cost containment program.

Regarding Bulk Sales: During the period ended September 30, 2003, the Company did not achieve its goals for Bulk Sales, primarily due to liquidity issues associated with a delay in institutional funding which was necessary to properly finance the Bulk Sales effort. Startup expenses were incurred, but no offsetting revenue was realized.

Regarding Branch Partners: The Company incurred an estimated $75,000 in start up expenses during the quarter ended September 30, 2003, including staffing, creating procedures, and establishing a marketing plan for the platform. The Company will not achieve significant revenues from this platform until the 1st quarter 2004. We consider this an investment in next year's loan production.

Interest expense for the three month period ending September 30, 2003 was $50,838 compared to $143,247 for the same period 2002. Interest expense for the nine months ended September 30, 2003, was $151,010 compared to $251,589 for the same period 2002.

On June 11th, 2003, the Company was awarded a judgment of $316,500 plus costs for a total of $336,670 due. In July 2003, the judgment became final and the Company commenced collection activity. Subsequently on June 17th, 2003 the Company was awarded a second judgment (unrelated) of $918,000 plus costs for a total of $988,482 due. In July 2003, this judgment also became final and the Company commenced collection activity. In the aggregate, these third quarter judgments total $1,325,152. We did not record any kind of gain in the quarter ended June 30th, 2003 because we waited for the appeal period to expire and complete an evaluation of our collection strategy. After careful evaluation of our ability to recover these funds, we elected not to record any kind of third quarter gain, but it is our reasonable expectation that over the next 12 to 24 months, we may recover a significant amount currently estimated at approximately $331,000. However, there can be no assurances given that we will be successful in collecting these monies.

Therefore, the net loss for the three month period ended September 30, 2003 was $272,610 compared to a gain of $23,271 for the same period 2002. Net loss for the nine month period was $226,650 compared to a loss of $1,218,118 for the same period 2002. These represents a nine month improvement of $991,468 over the same period 2002.


LIQUIDITY AND CAPITAL RESOURCES

At this time, the Company is actively seeking additional sources of capital which would enable us to achieve our long-term objectives regarding the national marketing of our business platforms and our expansion into new distribution channels. As of September 30, 2003 current liabilities were $10,024,339 and current assets were $8,705,949. Our current ratios improved to .87 from .82 for the same period 2002.

In order to fund our objectives, the Company has negotiated a significant equity investment from an institutional fund. The negotiations were confirmed on November 10, 2003 but had not been finalized by a binding commitment. The equity investment, if finalized, would provide the working capital and expansion capital necessary to continue the Company's planned growth. However, there can be no assurances given the equity funding will be finalized. In the event the funding does not finalize, the Company may elect to curtail growth activity,or restructure certain existing operations to improve their operating cash flow, or consolidate certain operations and restructure those businesses.

In the nine months ended September 30, 2003 cash used in operating activities was $313,226 compared to $262,981 in the nine months period 2002.

During the nine months ended September 30, 2003, net cash used in investing activities was $30,844 compared to net cash used in investing activities in the comparable period of the prior year of $87,055. The decrease of $215,789 was due to normal fluctuation in net mortgage loans held for sale over warehouse lines of credit during the periods.

Net cash provided by financing activities for the nine months ended September 30, 2003, was $9,412 consisting of $35,000 in proceeds from issuance of stock less $21,876 in payments on lines of credit and $3,712 in purchase of treasury stock. In the prior year net cash provided by financing activities was $283,939 consisting of $30,000 in proceeds from issuance of stock, $263,939 from payments to the lines of credit, and a $50,000 payment on a note for acquisition of warehouse operations



BUSINESS RISKS AND UNCERTAINTIES

HISTORICAL OPERATING LOSSES

Although we have been profitable for four consecutive quarters, we have incurred losses in this past quarter and in each of the last three years. We cannot assure that we can achieve profitability in the short and/or long terms, if at all. We may be required to raise additional capital in the future to sustain our operations. We can give no assurance that we will be successful in procuring such capital on terms we deem to be favorable. If we are unable to procure such capital, the Company may elect to curtail growth activity,or restructure certain existing operations to improve their operating cash flow, or consolidate certain operations and restructure those businesses. Refer to the discussion in the Liquidity Paragraph for more information regarding our efforts to raise funding.

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

                                    PART II
ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in routine legal proceedings. There have been no significant changes in the legal proceedings previously filed on Form 10-KSB for the year ended December 31, 2002.

On June 11th, 2003, the Company was awarded a judgment of $316,500 plus costs for a total of $336,670 due. In July 2003, the judgment became final and the Company commenced collection activity. Subsequently on June 17th, 2003 the Company was awarded a second judgment (unrelated) of $918,000 plus costs for a total of $988,482 due. In July 2003, this judgment also became final and the Company commenced collection activity. In the aggregate, these third quarter judgments total $1,325,152. The Company carefully considered how to best use the financial benefit of these judgments, and elected not to recognize any gains until such time as collection activity has reached a point of reasonable certainty.


ITEM 2.  CHANGES IN SECURITIES - None


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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In September 2003, the Company filed a pre 14C and a definitive 14C related to changing the Company name and re-election of directors, and the shareholders consented to the matters. The filings are available for viewing at the Edgar site or the Company's website.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed two 8K's which are available for viewing at the Edgar site or the Company's website. Both wee filed in September 2003.
One on 9/4/03 regarding a CEO interview by the Wall Street Reporter Network. One on 9/25/03 regarding the successful resolution of certain litigation.

EXHIBITS

The following Exhibits are filed herewith:

Section 31.1 and 31.2 CEO and CFO Certifications pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

Section 32.1 and 32.2 CEO and CFO Certifications pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.