Form 10QSB
period 2007-03-31
AMSTAR FINANCIAL SERVICES INC
filed 2008-03-05
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2007

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25803

                         AMSTAR FINANCIAL SERVICES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




                    Florida                          65-0181535
    --------------------------------------   -----------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)


                  15921 SW 14th Street, Pembroke Pines FL 33027
  -----------------------------------------------------------------------------
           Mailing Address - No Principal Office - Inactive Registrant



                        No Telephone Number at this time
  -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




                10800 Biscayne Blvd - Suite 500; Miami, FL 33161
  -----------------------------------------------------------------------------
                      (Former Address and telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the X Yes No Act). [X] Yes [ ] No

State issuer's revenue for its most recent fiscal quarter.  ZERO REVENUE

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. AS OF Feb 22, 2008 AVERAGE BID .0007 ASK ..0012

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
37,500,000 shares of Common Stock outstanding as of February 22, 2008 (e)


                         AMSTAR FINANCIAL SERVICES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2007

                                     PART I

                              Financial Statements





                                     PART II
Item 1.      Description of Business.                                                                  5

Item 2.      Description of Property.                                                                  9

Item 3.      Legal Proceedings.                                                                        9

Item 4.      Submission of Matters to a Vote of Security Holders.                                      9

Item 5.      Market for Common Equity and Related Stockholder Matters and Small Business Issuer
             Purchases of Equity Securities.                                                          10

Item 6.      Managements' Discussion and Analysis or Plan of Operation.                               10

Item 7.      Financial Statements.                                                                    10

Item 8.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.    10

Item 8A.     Controls and Procedures.                                                                 10

Item 8B.     Other Information.                                                                       10

                                    PART III

Item 9.      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
             Compliance With Section 16(a) of the Exchange Act.                                       11

Item 10.     Executive Compensation.                                                                  11

Item 11.     Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters.                                                             11

Item 12.     Certain Relationships and Related Transactions, and Director Independence.               11

Item 13.     Exhibits.                                                                                11

Item 14.     Principal Accounting Fees and Services.                                                  11

SIGNATURES                                                                                            12


                        AMSTAR FINANCIAL SERVICES, INC.

                                     INDEX




Accountant's Compilation Report                                         1

Balance Sheets                                                         2,3
        As of March 31, 2007, 2006

Statements of Receipts, Disbursements and Retained Earnings (Deficit)   4
        For the Three Months Ending March 31, 2007, 2006

Statements of Cash Flows                                                5
        For the Three Months Ending March 31, 2007, 2006

Notes to Financial Statements                                           6

                         AMSTAR FINANCIAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED


                                                        March 31       March 31
                                                          2007           2006
                                                    ----------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                          $         -     $         -
                                                    ----------------------------
                                                     $         -     $         -

PROPERTY AND EQUIPMENT, Net                                    0               0

OTHER ASSETS
  Goodwill, net                                      $ 4,836,911     $ 4,836,911
  Other Assets                                                 0               0
                                                    ----------------------------
     Total Other Assets                              $ 4,836,911     $ 4,836,911

                                                    ----------------------------
     TOTAL ASSETS                                    $ 4,836,911     $ 4,836,911
                                                    ============================









                      SEE ACCOUNTANT'S COMPILATION REPORT

                         AMSTAR FINANCIAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED


                                                        March 31       March 31
                                                          2007           2006
                                                    ----------------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to Value Financial Mortgage Services, Inc.      $  2,156        $      -
  Corporation Income Taxes Payable                      12,855          12,855
                                                    ----------------------------
    Total Current Liabilities                         $ 15,011        $ 12,855

                                                    ----------------------------
    Total Liabilities                                 $ 15,011        $ 12,855


STOCKHOLDERS' EQUITY
Preferred Stock:

   Series A Convertible, $0.001 par value; 20,000,000 shares authorized, 10,782,097 shares issued and outstanding
   Series B Convertible, $0.001 par value; 1,000,000 shares authorized, 841,666 shares issued and outstanding
   Series C Convertible, $0.001 par value; 900,000 shares authorized, none issued

   Common Stock, $0.001 par value; 100,000,000 shares
   authorized, 35,000,000 shares issued and
   outstanding                                          37,500          37,500

Additional Paid in Capital                          16,498,157      16,498,157

Retained Earnings (Deficit)                        (11,673,368)    (11,671,212)

Unearned Compensation, Restricted Stock                (40,389)        (40,389)
                                                    ----------------------------

   Total Stockholders' Equity                       $4,821,900      $4,824,056

                                                    ----------------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,836,911      $4,836,911
                                                    ============================




                       SEE ACCOUNTANT'S COMPILATION REPORT

                         AMSTAR FINANCIAL SERVICES, INC.
    STATEMENTS OF RECEIPTS AND DISBURSEMENTS AND RETAINED EARNINGS (DEFICIT)
                                    UNAUDITED

                                                      Three Months  Three Months
                                                         Ending       Ending
                                                        March 31      March 31
                                                          2007          2006
                                                  ------------------------------

RECEIPTS
  Revenues                                        $          -    $          -

                                                  ------------------------------
    Net Receipts                                  $          -    $          -

DISBURSEMENTS
  Licenses and Taxes                              $        150    $          -
  Professional Fees                                      2,006               0

                                                  ------------------------------
    Total Disbursements                           $      2,156    $          0
                                                  ------------------------------

    Net Income (Loss)                             $     (2,156)   $          -

  Retained Earnings (Deficit)
    - Beginning of Period                          (11,671,212)    (11,671,212)

                                                  ------------------------------
  Retained Earnings (Deficit) - End of Period     $(11,673,368)   $(11,671,212)
                                                  ==============================






                       SEE ACCOUNTANT'S COMPILATION REPORT

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Note 1:
-------

Copies of the Company's federal income tax returns for the fiscal years ending December 31, 2003, 2004, 2005 and 2006 are available via the web at www.armcoweb.com.

The 2003 income tax return ties back to the September 30, 2003 Form 10Q. The 2005 income tax return reflects the income statement prepared by the court-appointed Assignee who executed Amstar's Florida Assignment for the Benefit of Creditors.

There were no material business operations in 2004, 2005, 2006 and 2007.

Note 2:
-------

Attached are certain summary documents from Amstar's 2004 filing of a Florida Assignment for the Benefit of Creditors, and its 2005 successful conclusion of the Assignment.

Note 3:
-------

A copy of Amstar's most recent SEC Edgar Filing Journal is available at www.sec.gov/edgar. It is current through December 31, 2007.

Note 4:
-------

As of March 31, 2007 the Company is not involved in any litigation of any kind. There are no legal actions pending.

                                    PART II

Item 1.       Description of Business.

Amstar Financial Services, Inc. is an inactive registrant with no revenue or assets. As properly disclosed on an 8K filed March 1, 2004 the Company ceased operations in February 2004. The Company subsequently entered into an Assignment for the Benefit of Creditors on March 4, 2004 and emerged without material creditor or shareholder challenge on March 23, 2005.



The Assignment was managed by Michael Moecker and Associates of Fort Lauderdale, Florida. Amstar handed over control of all its assets, and Moecker liquidated them as appropriate and under the supervision of the courts - to pay Amstar's expenses and creditors. All creditors of record were notified by Moecker, and given an opportunity to participate in a distribution of Amstar's assets, if any. By electing to participate in any potential distribution, the creditor stayed certain creditor rights. Moecker records indicate that all known creditors elected to participate, resulting in no litigation for Amstar.

When the Assignment was complete, Amstar had no assets remaining.

Copies of the relevant court documents are attached to this filing as an exhibit.

Item 2.       Description of Property.

Amstar has no property in its possession.


Item 3.       Legal Proceedings.

Amstar is not involved in any legal proceedings nor does it have knowledge of any pending legal proceedings.


Item 4.       Submission of Matters to a Vote of Security Holders.

Amstar has no matters submitted to a vote of Security Holders. Amstar plans to inform its shareholders of record of its future plans sometime during the coming fiscal year.

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

There is no current market for Amstar's Common Equity. The common stock remains available via the OTCBB and the OTCQX Exchanges.


Item 6.       Managements' Discussion and Analysis or Plan of Operation.

There are no operations to discuss, and no present plan for operations.

Item 7.       Financial Statements.

Attached are 03/31/2007 financial statements.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Amstar has no revenue or assets. Amstar has no known disagreements with its Accountants regarding its financial reports or accounting disclosure.

This filing is submitted under SEC Rule 3-11captioned "Financial Statements of an Inactive Registrant" While the 12/31/02 10K and all prior Federal Tax Returns were filed by a properly licensed SEC compliant accounting firm, the interim Federal Tax Returns and all 2007 10Q filings and this 2007 10KSB have been compiled and prepared by non-SEC practitioners. Amstar has no revenue or assets (other than the value of its goodwill if any and the value of any existing tax loss carry forwards) and supports this by attaching financial documents from the Circuit Court in Florida that have been part of the public record unchallenged since 2005.

These financial documents are the result of proper legal proceedings and adjudicated in a court of proper jurisdiction.

Item 8A.      Controls and Procedures.

Presently, there are minimal controls or procedures in place regarding business, because there is no business to control.

Should a qualified business be identified, appropriate controls and procedures will be put into play as promptly as is reasonably possible.


Item 8B.      Other Information.

Nothing to report at this time.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

There are two surviving directors. Nelson A. Locke and Charles M. Kluck. Because there is no active business operation, there are no corporate committees at this time, as there are no activities.

Item 10.      Executive Compensation.

There is no current Executive Compensation. Mr. Locke and Mr. Kluck have been maintaining the corporation without compensation because the corporation has no liquidity to use as such.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are approximately 11,000,000 shares of Preferred Class A and 900,000 shares of Preferred Class B outstanding. If converted, the formula is one share preferred to one share common.


Item 12. Certain Relationships and Related Transactions, and Director Independence.

Nothing to report at this time.


Item 13.      Exhibits.

Pinks 22208
Florida Assignment Records 22208
SEC Rule 311 22208


Item 14.      Principal Accounting Fees and Services.


Please refer to the attached financial reports for this information. The fees are minimal and were personally assumed by Mr. Locke and Mr. Kluck to keep your company current.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:
                                        Amstar Financial Services, Inc.


                                        By:   /s/ [Nelson A. Locke]
                                              ----------------------------------
                                              [Nelson A. Locke]
                                              [CEO and Director]

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                        Date
---------------------   ------------------------------------   -----------------
/s/ Nelson A. Locke     Chief Executive Officer and Director   February 22, 2008


/s/ Charles M. Kluck    President and Director                 February 22, 2008

AMAF - AMSTAR Financial Services, Inc.
Com ($0.001)
Primary Venue: Pink Sheets

Quote   News   Charts   Company Info   Filings   Short Interest   Insider Transactions


Inside Quote
--------------------------------------------------------------------------------
Best Bid                    Best Ask                  Time of Last Inside Change
0.0007 (5000 shares)        0.0012 (5000 shares)      12:13 PM


Trade Data / Last Trade 12:13 PM
--------------------------------------------------------------------------------------------------
Last Sale                  0.001                        Change                  +0.0003
% Change                   +42.8571                     Tick                    Down
Daily High                 0.001                        Daily Low               0.001
Opening Price              0.001                        Volume                  77,448
52 wk. High                0.055                        52 wk. Low              0.0006
Prev Close                 0.0007                       Dividend                0.00
Yield                      0.00                         Beta Coefficient        0.78
Trade data delayed 15 minutes.

All information contained herein is provided "as is." Pink Sheets LLC makes no representation or warranty, expressed or implied, as to the accuracy, timeliness, or completeness of the information provided herein. Neither Pink Sheets LLC, nor its directors, officers, employees, or third party data suppliers, shall bear any responsibility or liability to verify the information and/or its source or for the use, misuse, or inability to use the information provided. None of the foregoing parties shall be liable to any third-party claims or losses of any nature. Accordingly, investors should not use this information as the basis for making an investment decision. Please see Risk Warning and Terms of Service for more information.

                                          IN THE ELEVENTH JUDICIAL CIRCUIT COURT
                                          IN MIAMI-DADE COUNTY, FLORIDA

                                          GENERAL JURISDICTION DIVISION
                                          CASE NO: 04-5341 CA 09

In Re:

AMSTAR FINANCIAL SERVICES, INC.,
And its wholly owned subsidiary, JUPITER
MORTGAGE CORPORATION d/b/a
SYNERGY MORTGAGE SOLUTIONS and
d/b/a AMERICA'S SENIOR FINANCIAL
SERVICES and SYNERGY MORTGAGE
SOLUTIONS, INC.,                          NOTICE OF HEARING
                                          (Motion Calendar)

      Assignor,
TO:

MICHAEL P. PHELAN of MICHAEL
MOECKER & ASSOCIATES, INC.,

      Assignee.

____________________________

NOTICE IS HEREBY GIVEN that the undersigned will call up for hearing the following:
MOTION: Objections to Petition to Abandon Records and to Discharge Assignee
JUDGE: The Honorable Marc Shumacher
DATE: March 23, 2005
TIME: 8:30 AM
PLACE:  Dade County Courthouse
        73 West Flagler Street, Room 626
        Miami, Florida 33130

PLEASE BE GOVERNED ACCORDINGLY

Signed on February 9, 2005

                                        MARKOWITZ, DAVID, RINGEL & TRUSTY, P.A.
                                        Attorneys for Assignee
                                    By: CANDIS TRUSTY
                                        ---------------------------------------
                                        CANDIS TRUSTY
                                        Florida Bar No. 335101


*"If you are a person with a disability who needs any accommodation to participate in the proceeding, you are entitled, at no cost to you, to the provision of certain assistance. Please contact the Dade County Court's ADA Coordinator at 73 West Flagler Street, Room 1600, Miami, Florida 33130, telephone numbers (303) 349-7175 for voice, (303) 375-2007 for TDD and (305) 350-6205 for fax, within two (2) working days of your receipt of this document. TDD users may also call 1-800-955-8771, for the Florida Relay Service."

                    MARKOWITZ, DAVIS, RINGEL & TRUSTY, P.A.

                                          IN THE ELEVENTH JUDICIAL CIRCUIT COURT
                                          IN MIAMI-DADE COUNTY, FLORIDA

                                          GENERAL JURISDICTION DIVISION
                                          CASE NO: 04-5341 CA 09

In Re:

AMSTAR FINANCIAL SERVICES, INC.,
And its wholly owned subsidiary, JUPITER
MORTGAGE CORPORATION d/b/a
SYNERGY MORTGAGE SOLUTIONS and
d/b/a AMERICA'S SENIOR FINANCIAL
SERVICES and SYNERGY MORTGAGE
SOLUTIONS, INC.,


      Assignor,
TO:

MICHAEL P. PHELAN of MICHAEL
MOECKER & ASSOCIATES, INC.,

      Assignee.

____________________________

                          ORDER GRANTING ABANDONMENT OF
                        RECORDS AND DISCHARGING ASSIGNEE

THIS CASE came before this Court on March 23, 2005 on the Assignees Petition to Abandon Records and to Discharge Assignee, the Court having heard arguments, reviewed the file, and being otherwise fully advised on the premises, it is

     ORDERED AND ADJUDGED:

     1. No objections to the Petition for Discharge were timely filed and served.

     2. Assignee's Petition to Abandon Records and to Discharge Assignee is granted.

Assignee is authorized to abandon and/or destroy all closed mortgage loan files.

     3.   The Court approves:

          A.   Assignee's Final report;

                                                       Case No. 03-13995 CACE 21


          B. The reasonable fees and reimbursement of expenses for Assignee and all professional persons retained by Assignee.

     4. This Court discharges the Assignee from any duties, liabilities, and responsibilities pursuant to the provisions of the Assignment and Florida Statutes Chaper 727.

     5. This Court discharges Assignee's Surety Bond filed with the Clerk of the Court, and directs the Clerk of this Court to return the Surety Bond to Assignee forthwith.

     6.   The Assignee shall serve this Order.

DONE AND ORDERED AT Miami-Dade County, Florida on April _________, 2005.


                                                           _____________________
                                                           CIRCUIT COURT JUDGE

Conformed copies:
Candis Trusty, Esquire

                           AMSTAR FINANCIAL SERVICES
                             d/b/a Jupiter Mortgage
                                  Final Report
                                    3/23/05

Receipts
--------


Accounts Receivable             $        64,520.98
Interest Income                 $            51.64
Recovery Insurance              $           445.00
Recovery Bank Accounts          $        15,145.16
Refunds                         $          1410.10
Sale of Assets                  $         6,915.11
                                $
Total Receipts                  $        88,487.99
                                $
Disbursements                   $
------------------------
Refunds                         $         1,165.18
Administrative Services         $           600.00
Computer/Technology             $         6,659.50
Commissions                     $        13,682.73
Contract Labor                  $            80.00
Fedex & Delivery                $           227.51
Insurance                       $        18,584.64
Legal Advertising               $           236.65
Legal Fees                      $        18.225.00
Assignee Fees                   $         8,800.39
Moving Expense                  $         1,050.00
Postage, Xerox & Faxes          $         2,493.11
Record Storage                  $         5,560.00
Research                        $           400.00
Security                        $           489.73
Storage                         $         9,166.60
Surety Bond                     $           250.00
Travel                          $           271.95
Telephone                       $           100.00
Returned Checks                 $           445.00
                                $
Total Reimbursements            $        88,487.99
                                $
Total in Bank Account           $

Rule 3-11 -- Financial Statements of an Inactive Registrant


If a registrant is an inactive entity as defined below, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. An inactive entity is one meeting all of the following conditions:


    (a) Gross receipts from all sources for the fiscal year are not in excess of $100,000;

    (b) The registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock;

    (c) Expenditures for all purposes for the fiscal year are not in excess of $100,000;

    (d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

    (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.