Form 10QSB
period 2007-06-30
AMSTAR FINANCIAL SERVICES INC
filed 2008-03-06
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2007

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25803

                         AMSTAR FINANCIAL SERVICES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




            Florida                            65-0181535
 --------------------------------      ----------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)



                  15921 SW 14th Street, Pembroke Pines FL 33027
          ------------------------------------------------------------
           Mailing Address - No Principal Office - Inactive Registrant



                               No Telephone Number
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




                 10800 Biscayne Blvd - Suite 500; Miami,FL 33161
                         Former Telephone Number Unknown
                -------------------------------------------------
                      (Former Address and telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements

Incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [_]


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

                         AMSTAR FINANCIAL SERVICES, INC.


                                   FORM 10-QSB


                           QUARTER ENDED JUNE 30, 2007

                         AMSTAR FINANCIAL SERVICES, INC

                                     INDEX



                                                                         Pages
                                                                         -----


Accountant's Compilation Report                                               1

Balance Sheets                                                              2,3
        As of June 30, 2007, 2006

Statements of Receipts, Disbursements and Retained Earnings (Deficit)
        For the Three Months Ending June 30, 2007, 2006                       4
        For the Six Months Ending June 30, 2007, 2006                         5

Statement of Cash Flows
        For the Three Months Ending June 30, 2007, 2006                       6
        For the Six Months Ending June 30, 2007, 2006                         7

Notes to Financial Statements                                                 8

                        AMSTAR FINANCIAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED



                                                        June 30        June 30
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


                                                        June 30         June 30
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
                                                    ============================




                       SEE ACCOUNTANT'S COMPILATION REPORT

                         AMSTAR FINANCIAL SERVICES, INC.
    STATEMENTS OF RECEIPTS AND DISBURSEMENTS AND RETAINED EARNINGS (DEFICIT)
                                    UNAUDITED

                                                      Three Months  Three Months
                                                         Ending       Ending
                                                        June 30      June 30
                                                          2007         2006
                                                  ------------------------------

RECEIPTS
  Revenues                                        $          -    $          -

                                                  ------------------------------
    Net Receipts                                  $          -    $          -
                                                  ------------------------------
DISBURSEMENTS
                                                  $          -     $          -


                                                  ------------------------------
    Total Disbursements                           $          -    $
                                                  ------------------------------

    Net Income (Loss)                             $          -    $          -

  Retained Earnings (Deficit)
    - Beginning of Period                          (11,673,368)    (11,671,212)

                                                  ------------------------------
  Retained Earnings (Deficit) - End of Period     $(11,673,368)   $(11,671,212)
                                                  ==============================



                       SEE ACCOUNTANT'S COMPILATION REPORT

                         AMSTAR FINANCIAL SERVICES, INC.
    STATEMENTS OF RECEIPTS AND DISBURSEMENTS AND RETAINED EARNINGS (DEFICIT)
                                    UNAUDITED

                                                       Six Months   Six Months
                                                         Ending       Ending
                                                        June 30       June 30
                                                          2007          2006
                                                  ------------------------------

RECEIPTS
  Revenues                                        $          -    $          -

                                                  ------------------------------
    Net Receipts                                  $          -    $          -
                                                  ------------------------------
DISBURSEMENTS
  Licenses and Taxes                              $        150    $          -
  Professional Fees                                      2,006               0

                                                  ------------------------------
    Total Disbursements                           $      2,156    $          0
                                                  ------------------------------

    Net Income (Loss)                             $     (2,156)   $          -

  Retained Earnings (Deficit)
    - Beginning of Period                          (11,671,212)    (11,671,212)
                                                  ------------------------------
  Retained Earnings (Deficit) - End of Period     $(11,673,368)   $(11,671,212)
                                                  ==============================






                       SEE ACCOUNTANT'S COMPILATION REPORT

                        AMSTAR FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                      Three Months  Three Months
                                                         Ending       Ending
                                                        June 30      June 30
                                                          2007          2006
                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                               $          -    $          -
  Adjustments to reconcile net income (loss)
   to net cash
Provided by (used in) operating activities:
      Depreciation and amortization


Changes in operating assets and liabilities:
  (Increase) Decrease in operating assets:
   Other assets
  Increase (Decrease) in operating liabilities:
   Due to Value Financial Mortgage Services, Inc. ------------------------------
  Net cash used in Operating Activities           $          -    $          -

                                                  ------------------------------
  Net Increase (Decrease) in Cash and Cash
   Equivalents                                    $          -    $          -

Cash and Cash Equivalents - Beginning of Period
                                                  ------------------------------
Cash and Cash Equivalents - End of Period         $          -    $          -
                                                  ==============================



                       SEE ACCOUNTANT'S COMPILATION REPORT

                        AMSTAR FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED


                                                        Six Months   Six Months
                                                         Ending       Ending
                                                        June 30      June 30
                                                          2007          2006
                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                               $      (2,156)  $          -
  Adjustments to reconcile net income (loss
   to net cash
Provided by (used in) operating activities:
      Depreciation and amortization


Changes in operating assets and liabilities:
  (Increase) Decrease in operating assets:
   Other assets
  Increase (Decrease) in operating liabilities:          2,156
   Due to Value Financial Mortgage Services, Inc. ------------------------------
  Net cash used in Operating Activities           $          -    $          -

                                                  ------------------------------
  Net Increase (Decrease) in Cash and Cash
   Equivalents                                    $          -    $          -

Cash and Cash Equivalents - Beginning of Period
                                                  ------------------------------
Cash and Cash Equivalents - End of Period         $          -    $          -
                                                  ==============================


                      SEE ACCOUNTANT'S COMPILATION REPORT

                        AMSTAR FINANCIAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

Note 1:
-------

The Company's federal income tax returns for the fiscal years ending December 31, 2003, 2004, 2005 and 2006 are available upon request at info@armcoweb.com. These were prepared in accordance with generally accepted accounting principles.

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

Note 3:
-------

Amstar's most recent SEC Edgar Filing Journal current through December 31, 2007, is available at www.sec.gov/edgar

Note 4:
-------

As of June 30, 2007 the Company is not involved in any litigation of any kind. There are no legal actions pending.

                                                   PART II
Item 1.      Description of Business.                                                                            4
Item 2.      Description of Property.                                                                           13
Item 3.      Legal Proceedings.                                                                                 13
Item 4.      Submission of Matters to a Vote of Security Holders.                                               13
Item 5.      Market for Common Equity and Related Stockholder Matters and Small Business Issuer
             Purchases of Equity Securities.                                                                    14
Item 6.      Managements' Discussion and Analysis or Plan of Operation.                                         14
Item 7.      Financial Statements.                                                                              14
Item 8.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.              14
Item 8A.     Controls and Procedures.                                                                           14
Item 8B.     Other Information.                                                                                 14
                                                  PART III
Item 9.     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
            Compliance With Section 16(a) of the Exchange Act.                                                  15
Item 10.    Executive Compensation.                                                                             15
Item 11.    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters.                                                                        15
Item 12.    Certain Relationships and Related Transactions, and Director Independence.                          15
Item 13.    Exhibits.                                                                                           15
Item 14.    Principal Accounting Fees and Services.                                                             15
SIGNATURES                                                                                                      16

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


Item 7.  Financial Statements.

Attached are the 06/30/2007 financial statements.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Amstar has no revenue or assets. Amstar has no known disagreements with its Accountants regarding its financial reports or accounting disclosure.

This filing is submitted under SEC Rule 3-11captioned "Financial Statements of an Inactive Registrant" While the 12/31/02 10K and all prior Federal Tax Returns were filed by a properly licensed SEC compliant accounting firm, the interim Federal Tax Returns and all 2007 10Q filings and the 2007 10KSB have been compiled and prepared by non-SEC practitioners. Amstar has no revenue or assets (other than the value of its goodwill if any and the value of any existing tax loss carry forwards) and supports this by attaching financial documents from the Circuit Court in Florida that have been part of the public record unchallenged since 2005.

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




Item 12. Certain Relationships and Related Transactions, and Director Independence.

Nothing to report at this time.




Item 13. Exhibits.

Florida Assignment Records 22208
Amstar Edgar Schedules 22208
SEC Rule 311 22208




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


Date:  March 5, 2008
                                       Amstar Financial Services, Inc.


                                       By:/s/ [Nelson A. Locke]
                                          -------------------------------
                                          [Nelson A. Locke]
                                          [CEO and Director]

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                      Title                  Date
--------------------------  ---------------------------- ----------------
/s/ Nelson A. Locke         Chief Executive Officer      March 5, 2008
                            and Director

/s/ Charles M. Kluck        President and Director       March 5, 2008

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