Form 10QSB
period 2007-09-30
AMSTAR FINANCIAL SERVICES INC
filed 2008-03-06
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2007

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25803

                         AMSTAR FINANCIAL SERVICES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




             Florida                                        65-0181535
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)



                  15921 SW 14th Street, Pembroke Pines FL 33027
  -----------------------------------------------------------------------------
           Mailing Address - No Principal Office - Inactive Registrant



                               No Telephone Number
  -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




                10800 Biscayne Blvd - Suite 500; Miami, FL 33161
                         Former Telephone Number Unknown
  -----------------------------------------------------------------------------
                      (Former Address and telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
|X| Yes   |_|  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements

Incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |X| Yes |_| No

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


                                     AMSTAR FINANCIAL SERVICES, INC.
                                               FORM 10-QSB
                                       QUARTER ENDED SEPT 30, 2007



                                                 INDEX


                                                 PART I

                                          Financial Statements



                                                 PART II

Item 1.       Description of Business.                                                                     5

Item 2.       Description of Property.                                                                    12

Item 3.       Legal Proceedings.                                                                          12

Item 4.       Submission of Matters to a Vote of Security
Holders. 12

Item 5.       Market for Common Equity and Related Stockholder Matters and Small Business Issuer
              Purchases of Equity Securities.                                                             13

Item 6.       Managements' Discussion and Analysis or Plan of Operation.                                  13

Item 7.       Financial Statements.                                                                       13

Item 8.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.       13

Item 8A.      Controls and Procedures.                                                                    13

Item 8B.      Other Information.                                                                          13

                                                 PART III

Item 9.       Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
              Compliance With Section 16(a) of the Exchange Act.                                          14

Item 10.      Executive Compensation.                                                                     14

Item 11.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters.                                                                14

Item 12.      Certain Relationships and Related Transactions, and Director Independence.                  14

Item 13.      Exhibits.                                                                                   14

Item 14.      Principal Accounting Fees and Services.                                                     14

SIGNATURES                                                                                                15


                         AMSTAR FINANCIAL SERVICES, INC.
                                      INDEX



                                                                          Pages
                                                                          -----

Accountant's Compilation Report                                             1

Balance Sheets
       As of September 30, 2007, 2006                                      2,3

Statements of Receipts, Disbursements and Retained Earnings (Deficit)
       For the Three Months Ending September 30, 2007, 2006                 4
       For the Nine Months Ending September 30, 2007, 2006                  5

Statements of Cash Flows
       For the Three Months Ending September 30, 2007, 2006                 6
       For the Nine Months Ending September 30, 2007, 2006                  7

Notes to Financial Statements                                               8

                         AMSTAR FINANCIAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED


                                                        Sept 30         Sept 30
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


                                                        Sept 30        Sept 30
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
                                                    ============================




                       SEE ACCOUNTANT'S COMPILATION REPORT

                         AMSTAR FINANCIAL SERVICES, INC.
    STATEMENTS OF RECEIPTS AND DISBURSEMENTS AND RETAINED EARNINGS (DEFICIT)
                                    UNAUDITED

                                                      Three Months  Three Months
                                                         Ending       Ending
                                                        Sept 30       Sept 30
                                                          2007          2006
                                                  ------------------------------

RECEIPTS
  Revenues                                        $          -    $          -

                                                  ------------------------------
    Net Receipts                                  $          -    $          -

DISBURSEMENTS
                                                  $          -    $          -
                                                                             0

                                                  ------------------------------
    Total Disbursements                           $          -    $          0
                                                  ------------------------------

    Net Income (Loss)                             $               $          -

  Retained Earnings (Deficit)
    - Beginning of Period                          (11,673,368)    (11,671,212)

                                                  ------------------------------
  Retained Earnings (Deficit) - End of Period     $(11,673,368)   $(11,671,212)
                                                  ==============================


                      SEE ACCOUNTANT'S COMPILATION REPORT

                         AMSTAR FINANCIAL SERVICES, INC.
    STATEMENTS OF RECEIPTS AND DISBURSEMENTS AND RETAINED EARNINGS (DEFICIT)
                                    UNAUDITED

                                                      Nine Months  Nine Months
                                                         Ending       Ending
                                                        Sept 30       Sept 30
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
                                                  ==============================






                       SEE ACCOUNTANT'S COMPILATION REPORT

                        AMSTAR FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                      Three Months  Three Months
                                                         Ending       Ending
                                                        Sept 30      Sept 30
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
                                                  ==============================

                      SEE ACCOUNTANT'S COMPILATION REPORT

                        AMSTAR FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED


                                                       Nine Months  Nine Months
                                                         Ending       Ending
                                                        Sept 30      Sept 30
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
                                                  ==============================


                      SEE ACCOUNTANT'S COMPILATION REPORT

                        AMSTAR FINANCIAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

Note 3:
-------

Amstar's most recent SEC Edgar Filing Journal current through December 31, 2007, is available at www.sec.gov/edgar.

Note 4:
-------

As of September 30, 2007 the Company is not involved in any litigation of any kind. There are no legal actions pending.

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



Item 7.       Financial Statements.

Attached are the 09/30/2007 financial statements.




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


Date:  March 5, 2008
                                               Amstar Financial Services, Inc.


                                               By:  /s/ [Nelson A. Locke]
                                                    ----------------------------
                                                    [Nelson A. Locke]
                                                    [CEO and Director]

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                         Date
--------------------  ------------------------------------  --------------------
/s/ Nelson A. Locke   Chief Executive Officer and Director  March 5, 2008


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