Form 10KSB
period 2007-12-31
AMSTAR FINANCIAL SERVICES INC
filed 2008-03-07
CIK 1052994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 --------------
                                   FORM 10-KSB
                                 --------------

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the fiscal year ended: Jan 1, 2007 to December 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         For the transition period from:

                                 --------------

                         Amstar Financial Services, Inc
                 (Name of small business issuer in its charter)

                                 --------------

         Florida                      0-25803                   65-0181535
(State or Other Jurisdiction         (Commission              (I.R.S. Employer
     of Incorporation)              File Number)             Identification No.)


                 15921 SW 14th Street - Pembroke Pines FL 33027
                  [Mailing Address ONLY - NO Executive Office]

                                    No Phone
              (Registrant's telephone number, including area code)


                                       N/A
          (Former name or former address, if changed since last report)
                                 --------------
           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                          Name of each exchange on
                                                        which registered
-----------------------------------           ----------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, $0.001 par value per share;                              OTCBB
              SYMBOL AMAF

  Preferred Stock Classes A, B, and C:
  $0.001 par value per share;
  All classes convert to Common.

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


State issuer's revenue for its most recent fiscal year.  ZERO REVENUE

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. AS OF Feb 22, 2008 AVERAGE BID .0007
ASK .0012

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 37,500,000 shares of Common Stock outstanding as of February 22, 2008 (e)

                         ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

1. NONE TO REPORT, NO BANKRUPTCY PROCEEDINGS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
                                 |_| Yes |_| NO


                       DOCUMENTS INCORPORATED BY REFERENCE
1. COPIES OF AMSTAR'S CORPORATE INCOME TAX RETURNS FOR THE TAX YEARS ENDED 12/31/04, 12/31/05, AND 12/31/06 available at www.armcoweb.com
2. FLORIDA CIRCUIT COURT DOCUMENTS RELATED TO AMSTAR'S COMPLETION OF AN ASSIGNMENT FOR THE BENEFIT OF CREDITORS (Discharged May 2005)
3. OTCBB EXCHANGE REPORT ON TRADING ACTIVITY OF AMSTAR'S COMMON STOCK OUTSTANDING available at www.otcbb.com.
4. SCHEDULE OF AMSTAR'S EDGAR FILINGS FROM INCEPTION TO PRESENT DAY available at www.sec.gov/edgar.
5. COPY OF SUMMARY OF SEC RULE 3-11 REGARDING THE FINANCIAL STATEMENTS OF AN INACTIVE REGISTRANT.



Transitional Small Business Disclosure Format (Check one): |_| Yes |X| NO

                                     INDEX
                                     PART I


Financial Statements - 12/31/07
                                    PART II


Item 1.      Description of Business.                                        8

Item 2.      Description of Property.                                        8

Item 3.      Legal Proceedings.                                              8

Item 4.      Submission of Matters to a Vote of Security Holders.            8

Item 5.      Market for Common Equity and Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities.       8

Item 6.      Managements' Discussion and Analysis or Plan of Operation.      8

Item 7.      Financial Statements.                                           8

Item 8.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.                            9

Item 8A.     Controls and Procedures.                                        9

Item 8B.     Other Information.                                              9

                                PART III

Item 9.      Directors, Executive Officers, Promoters, Control Persons
             and Corporate Governance; Compliance With Section 16(a)
             of the Exchange Act.                                            9

Item 10.     Executive Compensation.                                         9

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.                     9

Item 12.     Certain Relationships and Related Transactions, and
             Director Independence.                                          9


Item 13.     Exhibits.                                                      10

Item 14.     Principal Accounting Fees and Services.                        10

SIGNATURES                                                                  11

                         AMSTAR FINANCIAL SERVICES, INC.

                                      INDEX


                                                                           Pages
                                                                           -----
Accountant's Compilation Report                                              1

Balance Sheets
        As of December 31, 2007, 2006                                       2,3

Statements of Receipts, Disbursements and Retained Earnings (Defecit)
        For the Three Months Ending December 31, 2007, 2006                  4
        For the Year Ending December 31, 2007, 2006                          5

Statements of Cash Flows
        For the Three Months Ending December 31, 2007, 2006                  6
        For the Year Ending December 31, 2007, 2006                          7

Notes to Financial Statements                                                8

                           JOEL G. GALPERN, CPA, P.A.
                           CERTIFIED PUBLIC ACCOUNTANT
JOEL G. GALPERN, CPA           CPAHELP FINANCIAL               MEETING LOCATIONS
                                    SERVICES            THROUGHOUT SOUTH FLORIDA

                                   MAIN OFFICE
                           CPAHELP FINANCIAL BUILDING
                        1035 N.E. 125TH STREET, SUITE 320
                           NORTH MIAMI, FLORIDA 93141

                            MIAMI-DADE: 305-803-8010
                                FAX: 305-803-8057

                             EMAIL: JOEL@CPAHELP.NET
                                 WWW.CPAHELP.NET



                                February 8, 2008

Amstar Financial Services, Inc.
Miami, Florida

The accompanying consolidated comparative unaudited balance sheets of Amstar Financial Services, Inc. as of December 31, 2007 and December 31, 2006 and the related statements of receipts, disbursements and retained earnings (deficit) for the periods then ended have been compiled by us.

A Compilation is limited to presenting in the form of fincial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements, and accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures as required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the company's financial position, results of operations and cash flows. Accordingly, these financial statements are not designed for those who ar not informed about such matters.

                                          JOEL G. GALPERN, C.P.A., P.A.

                                          /s/ Joel G. Galpern, C.P.A.
                                          ---------------------------
                                          Certified Public Accountant

JG/sf


           MEMBER: FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                         AMSTAR FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                         Dec 31         Dec 31
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


                                                         Dec 31         Dec 31
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
                                                    ============================


                       SEE ACCOUNTANT'S COMPILATION REPORT

                         AMSTAR FINANCIAL SERVICES, INC.
    STATEMENTS OF RECEIPTS AND DISBURSEMENTS AND RETAINED EARNINGS (DEFICIT)
                                    UNAUDITED

                                                      Three Months  Three Months
                                                         Ending        Ending
                                                         Dec 31        Dec 31
                                                          2007          2006
                                                  ------------------------------

RECEIPTS
  Revenues                                        $          -    $          -

                                                  ------------------------------
    Net Receipts                                  $          -    $          -
                                                  ------------------------------

DISBURSEMENTS
                                                  $          -    $          -

                                                  ------------------------------
    Total Disbursements                           $          -    $          -
                                                  ------------------------------

    Net Income (Loss)                             $          -    $          -

  Retained Earnings (Deficit)
    - Beginning of Period                          (11,673,368)    (11,671,212)
                                                  ------------------------------
  Retained Earnings (Deficit) - End of Period     $(11,673,368)   $(11,671,212)
                                                  ==============================


                       SEE ACCOUNTANT'S COMPILATION REPORT

                         AMSTAR FINANCIAL SERVICES, INC.
    STATEMENTS OF RECEIPTS AND DISBURSEMENTS AND RETAINED EARNINGS (DEFICIT)
                                    UNAUDITED

                                                      Three Months  Three Months
                                                         Ending        Ending
                                                         Dec 31        Dec 31
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
                                                  ==============================


                       SEE ACCOUNTANT'S COMPILATION REPORT

                         AMSTAR FINANCIAL SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                      Three Months  Three Months
                                                         Ending        Ending
                                                         Dec 31        Dec 31
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
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization

Changes in operating assets and liabilities:
  (Increase) Decrease in operating assets:
    Other assets
  Increase (Decrease) in operating liabilities:
    Due to Value Financial Mortgage Services, Inc.------------------------------
  Net cash used in Operating Activities           $          -    $          -


  Net Increase (Decrease) in Cash and             ------------------------------
    Cash Equivalents                              $          -    $          -


  Cash and Cash Equivalents - Beginning of Period
                                                  ------------------------------
  Cash and Cash Equivalents - End of Period       $          -    $          -
                                                  ==============================


                      SEE ACCOUNTANT'S COMPILATION REPORT

                         AMSTAR FINANCIAL SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                      Three Months  Three Months
                                                         Ending        Ending
                                                         Dec 31        Dec 31
                                                          2007          2006
                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                 $     (2,156)   $          -
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization

Changes in operating assets and liabilities:
  (Increase) Decrease in operating assets:
    Other assets
  Increase (Decrease) in operating liabilities:
    Due to Value Financial Mortgage Services, Inc.       2,156
                                                  ------------------------------
  Net cash used in Operating Activities           $          -    $          -


  Net Increase (Decrease) in Cash and             ------------------------------
    Cash Equivalents                              $          -    $          -


  Cash and Cash Equivalents - Beginning of Period
                                                  ------------------------------
  Cash and Cash Equivalents - End of Period       $          -    $          -
                                                  ==============================


                      SEE ACCOUNTANT'S COMPILATION REPORT

                         AMSTAR FINANCIAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


Note 1:
-------

The Company's federal income tax returns for the fiscal years ending December 31, 2003, 2004, 2005 and 2006 are available at info@armcoweb.com. These were prepared in accordance with generallyt accepted accounting principles.

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

Note 4:
-------

As of December 31, 2007 the Company is not involved in any litigation of any kind. There are no legal actions pending.

                                     PART II


Item 1.  Description of Business.

Amstar Financial Services, Inc. is an inactive registrant with no revenue or assets. As properly disclosed on an 8K filed March 1, 2004 the Company ceased mortgage banking operations in February 2004. The Company subsequently entered into a Florida Assignment for the Benefit of Creditors on March 4, 2004 and emerged without material creditor or shareholder challenge on March 23, 2005.

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

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

There is no current market for Amstar's Common Equity. The common stock remains available via the OTCBB and the Pink Sheet Exchanges.


Item 6.  Managements' Discussion and Analysis or Plan of Operation.

There are no operations to discuss, and no present plan for operations.



Item 7.  Financial Statements.

Attached are 12/31/07 financial statements.

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

These financial documents are the result of the conclusion of proper legal proceedings in a court of proper jurisdiction.


Item 8A. Controls and Procedures.

Presently, there are minimal controls or procedures in place regarding business, because there is no business to control.

Should a qualified business be identified, appropriate controls and procedures will be developed as promptly as is reasonably possible.


Item 8B. Other Information.

Nothing to report at this time.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

There are two surviving directors. Nelson A. Locke and Charles M. Kluck. Because there is no active business operation, there are no corporate committees at this time.


Item 10. Executive Compensation.

There is no current Executive Compensation. Mr. Locke and Mr. Kluck have been maintaining the corporation without compensation because the corporation has no liquidity. Mr. Locke and Mr. Kluck retain the right to assert a claim for compensation at a future time, as appropriate.


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

Date: March 6, 2008
                                          Amstar financial Services, Inc.


                                          By: /s/ [Nelson A. Locke]
                                              ---------------------------------
                                              [Nelson A. Locke]
                                              [CEO and Director]

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Title                     Date
----------------------------  ------------------------------- -----------------
/s/ Nelson A. Locke           Chief Executive Officer and     March 6, 2008
                              Director

/s/ Charles M. Kluck          President and Director          March 6, 2008

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