Form 10-Q
period 2008-03-31
AMSTAR FINANCIAL SERVICES INC
filed 2008-04-11
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2008

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25803

                         AMSTAR FINANCIAL SERVICES, INC.
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           Florida                                     65-0181535
--------------------------------------        -----------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



                    670 NW 116th Street, Miami Florida 33168
--------------------------------------------------------------------------------
                     (Address of principal executive office)



                               No Telephone Number
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                              X  Yes     No
                                              ----    ----

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Act).  X  Yes    No
                       ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 78,556,666 total shares of Common Stock outstanding as of April 8, 2008, with 26,869,942 free trading shares and 51,696,724 restricted shares.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of these terms in Ruler 12b-2 of the Exchange Act.
Large accelerated filer
                             --
Accelerated filer
                             --
Non-accelerated filer
                             --

Smaller reporting company    XX
                             --

                         AMSTAR FINANCIAL SERVICES, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2008




                                      INDEX





                                     PART I

                              Financial Statements



                                     PART II

Item 1.      Risk Factors.                                                                                       12



Item 2.      Unregistered sales of Equity Securities and use of proceeds.                                        12



Item 3.      Defaults upon Senior Securities.                                                                    12



Item 4.      Submission of Matters to a Vote of Security Holders.                                                12


Item 5.     Other Information.                                                                                   13


Item 6.      Exhibits, if any.                                                                                   14



SIGNATURE PAGE                                                                                                   15

                                     PART I





                         AMSTAR FINANCIAL SERVICES, INC.

                          COMPILED FINANCIAL STATEMENTS


                                 MARCH 31, 2008



                          JOEL G. GALPERN, C.P.A., P.A
                           CPAHELP Financial Services
                           Certified Public Accountant
                              North Miami, Florida

                         AMSTAR FINANCIAL SERVICES, INC.

                                      INDEX





                                                                                                 Pages


Accountant's Compilation Report                                                                    6

Balance Sheets                                                                                    7-8
         As of March 31, 2008, 2007

Statements of Receipts, Disbursements and Retained Earnings (Deficit)
         For the Three Months Ending March 31, 2008, 2007                                          9

Statements of Cash Flows
         For the Three Months Ending March 31, 2008, 2007                                         10

Notes to Financial Statements                                                                     11

                           JOEL G. GALPERN, CPA, P.A.
                          CERTIFIED PUBLIC ACCOUNTANT
JOEL G. HALPERN, CPA       CPAHELP FINANCIAL SERVICES          MEETING LOCATIONS
                                                        THROUGHOUT SOUTH FLORIDA
                                   MAIN OFFICE
                             CPAHELP FINANCIAL BUILDING
                       1035 N.E. 125TH STREET, SUITE 320
                           NORTH MIAMI, FLORIDA 33161
                            MIAMI-DADE: 305-593-8610
                               FAX: 305-893-6057
                               -----------------
                            EMAIL: JOEL@CPAHELP.NET
                                WWW.CPAHELP.NET


                                 April 9, 2008

Amstar Financial Services, Inc.
Miami, Florida

The accompanying comparative unaudited balance sheets of Amstar Financial Services, Inc. as of March 31, 2008 and March 31, 2007 and the related statements of receipts, disbursements and retained earnings (deficit) and cash flows for the periods then ended have been compiled by us.

A compiliation is limited to presenting in the form of financial statements information that is the repsentation of management. We have not audited or reviewed the accompanying financial statements, and accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures as required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

                                                   JOEL G. GALPERN, C.P.A., P.A.

                                                     /s/ Joel G. Galpern, C.P.A.
                                                     --------------------------
                                                     Joel G. Galpern
                                                     Certified Public Accountant

JG/sf

            MEMBER: FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANT

                         AMSTAR FINANCIAL SERVICES, INC.
                                 BALANCE SHEETS
                                    UNAUDITED


                                                     March 31    March 31
                                                        2008        2007
                                                    -----------------------
ASSETS

CURRENT ASSETS
 Cash and Cash Equivalents                          $         - $         -
                                                    -----------------------
    Total Current Assets                            $         - $         -

PROPERTY AND EQUIPMENT, Net                                   0           0

OTHER ASSETS
 Goodwill, net                                      $ 4,836,911 $ 4,836,911
 Other Assets                                            63,693
                                                    -----------------------
    Total Other Assets                              $ 4,900,604 $ 4,836,911

                                                    -----------------------
    TOTAL ASSETS                                    $ 4,900,604 $ 4,836,911
                                                    =======================

                         AMSTAR FINANCIAL SERVICES, INC.
                                 BALANCE SHEETS
                                    UNAUDITED

                                                                                                 March 31    March 31
                                                                                                   2008        2007
                                                                                                ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to Value Financial Mortgage Services, Inc.                                                      $10,106      $2,156
Corporation Income Taxes Payable                                                                     12,855
                                                                                                ------------------------
   Total Current Liabilities                                                                        $22,961      $2,156

                                                                                                ------------------------
   Total Liabilities                                                                                $22,961      $2,156


STOCKHOLDERS' EQUITY
Preferred Stock:
Series A Convertible, $0.001 par value; 20,000,000 shares authorized,
  18,782,097 shares issued and outstanding 2008 and 6,234,670 shares                                $18,782      $6,235
  issued and outstanding 2007
Series B Convertible, $0.001 par value; 1,000,000 shares authorized,
  841,666 shares issued and outstanding 2008 and 2007                                                   842         842
Series C Convertible, $0.001 par value; 900,000 shares authorized,
  none issued                                                                                             0           0

Common Stock, $0.001 par value; 100,000,000 shares authorized,
  78,566,666 shares issued and outstanding 2008 and 27,420,559 shares                               $78,567     $27,421
  issued and outstanding 2007

Additional Paid in Capital                                                                       16,501,159  16,501,159

Retained Earnings (Deficit)                                                                     (11,681,318)(11,660,513)

Unearned Compensation, Restricted Stock                                                             (40,389)    (40,389)
                                                                                                ------------------------

   Total Stockholders' Equity                                                                    $4,877,643  $4,834,755

                                                                                                ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $4,900,604  $4,836,911
                                                                                                ========================

                         AMSTAR FINANCIAL SERVICES, INC.
              STATEMENTS OF RECEIPTS AND DISBURSEMENTS AND RETAINED
                                    UNAUDITED

                                                    Three Months Three Months
                                                       Ending       Ending
                                                      March 31     March 31
                                                       2008          2007
                                                    --------------------------

RECEIPTS
Revenues                                           $          -  $          -

                                                    --------------------------
   Net Receipts                                    $          -  $          -
                                                    --------------------------

DISBURSEMENTS
Licenses and Taxes                                 $        450  $        150
Professional Fees                                         7,500         2,006

                                                    --------------------------
   Total Disbursements                             $      7,950  $      2,156
                                                    --------------------------

   Net Income (Loss)                               $     (7,950) $     (2,156)

Retained Earnings (Deficit) - Beginning of Period   (11,673,368)  (11,658,357)

                                                    --------------------------
Retained Earnings (Deficit) - End of Period        $(11,681,318) $(11,660,513)
                                                    ==========================

                         AMSTAR FINANCIAL SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                Three    Three
                                                                 Months  Months
                                                                Ending   Ending
                                                               March 31 March 31
                                                                 2008     2007
                                                               -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                              $ (7,950)$(2,156)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
Increase in Due to Value Financial Mortgage Services, Inc.        7,950   2,156
                                                               -----------------

Net cash used in Operating Activities                          $      - $     -
                                                               -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in preferred stock issued and outstanding             $ 12,547
Increase in common stock issued and outstanding                  51,146
                                                               -----------------

Net cash from financing activities                             $ 63,693 $     -
                                                               -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in other assets                                       $(63,693)$     -
                                                               -----------------

Net cash from investing activities                             $(63,693)
                                                               -----------------

Cash and Cash Equivalents - Beginning of Period                       -       -

                                                               -----------------
Cash and Cash Equivalents - End of Period                      $      - $     -
                                                               =================

                         AMSTAR FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008



Note 1:
-------

AmStar's March 31, 2008 quarterly income statement and balance sheet and the previously filed federal income tax returns for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 were prepared and filed in accordance with generally accepted accounting principles.

The 2003 income tax return agrees to the September 30, 2003 Form 10Q. The 2005 income tax return reflects the income statement prepared by the court-appointed Assignee who executed AmStar's Florida Assignment for the Benefit of Creditors.

There were no material business operations in 2004, 2005, 2006, 2007 and the first quarter of 2008.

Note 2:
-------

Documents relevant to AmStar's 2004 filing of a Florida Assignment for the Benefit of Creditors are available at www.amstarweb.net.

Note 3:
-------

AmStar's SEC Edgar Filings are current.

Note 4:
-------

As of March 31, 2008 the Company was not involved in any litigation of any kind. There are no known legal actions pending.

                                     PART II

Item 1.       Risk Factors

Through March 31, 2008 AmStar Financial Services, Inc. was an inactive Registrant with no revenue or assets. As properly disclosed on an 8K filed March 1, 2004 the Company ceased all prior operations in February 2004. The Company subsequently entered into an Assignment for the Benefit of Creditors on March 4, 2004 and emerged without material creditor or shareholder challenge on March 23, 2005.

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

Prior to March 31, 2008 AmStar concentrated on housekeeping and analytical review of certain business opportunities. A preliminary business plan is under development and discussed in part II item 5.

It is uncertain if this preliminary plan will succeed and the company makes no guarantees of any kind as to its future success, if any. The results of a plan like this are subject to risks and uncertainties that could cause actual performance to differ materially from those expected. Factors that might cause such a difference include the possibility of continued decline in the American housing market further depressing home values, higher than anticipated interest rates requiring a higher coupon than originally planned on the warehouse facility money, slower access to the funding needed, greater than anticipated operating costs, potential issuance of additional shares, the adverse outcome of currently unforeseen litigation, the decline of availability of reverse mortgage product at reasonable rates, and a deepening downturn in general economic conditions.

Management makes no warranties expressed or implied. Management will endeavor to always use its reasonable best efforts, but cannot and will not make any guarantees of present or future results.

Item 2.     Unregistered sales of equity securities and use of proceeds - none.


Item 3.     Defaults upon senior securities - none.


Item 4.     Submission of Matters to a Vote of Security Holders - none.

Item 5.          Other information.

At March 31, 2008 there were no prior operations to discuss. During the first quarter 2008, and for 48 months prior, AmStar was a shell company. Presently a preliminary business plan is under ongoing development.



BACKGROUND: According to readily available Industry and HUD statistics, the Reverse Mortgage Industry is expanding at a record rate. Since 2000 the Industry has grown from under 10,000 Reverse Mortgage (RM) loans originated nationally, to over 125,000 RM loans originated in 2007. Industry commentators and certain Trade Associations project that 2008 could produce over 200,000 transactions, as the graying of America continues and more of the so-called "baby boomer generation" become eligible (by virtue of turning 62 years old) for these special kind of home equity loans for seniors.



DISCUSSION: AmStar Management believes that to survive in todays highly stressed and competitive marketplace, AmStar must identify and fill a niche that is underserved. Since the origination end of the Industry is cost intensive and heavily fee regulated, the best niche for AmStar would seem to be one requiring minimal investment in staff and facilities allowing most of AmStar's operating capital to be used for income producing activity, thereby minimizing expense and creating the potential for reasonable and consistent earnings per share.

AmStar's Management reasoned that if the plan would focus on filling a needed niche in the RM Industry - using Investor funds to finance the start-up of its core operations - securing the Investors with federally insurable collateral thereby reducing Investor risk of loss - Investor funds should come available quicker and the cost of funds to AmStar should be lower than what AmStar experienced in the past. By offering Investors secured collateral, AmStar might but not necessarily could avoid raising funds via convertible debentures or high coupon unsecured debt. The traditional Investor concern has always involved risk reduction and the time involved in the start-up window. Here, Management has addressed both issues.

Through actual experience acquired while managing several successful RM Lenders, AmStar's Management saw the opportunity that existed to create a Reverse Mortgage Warehouse Facility to serve FHA Correspondent Lenders or FHA "DE" Lenders - who originate FHA Home Equity Conversion Mortgages. HECM Reverse Mortgages are insured by FHA and should largely represent minimal collateral risk (absent fraud) to an Investor.

If the RM loan is originated properly, the value of the underlying collateral (the consumer's home) is guaranteed by FHA - reducing the risk of portfolio devaluation over time (such as what is currently being seen in traditional MBS valuations). The value of the underlying RM collateral is insured by FHA to guarantee the end Investor will see a form of guaranteed repayment of its expectations of the transaction. For the short amount of time an RM loan might be funded by the Reverse Mortgage Warehouse Facility's money - it would be unlikely the collateral might lose value. This certainty in valuation creates greater value in the secondary market sale of the RM loan by the Lender.

Hence these loans, if properly originated by reputable and experienced sources, create excellent security for a warehouse facility. The facility would provide funds to close the consumer's loan timely while the originator evaluates the secondary market and makes his best informed choice as to where to sell that closed loan.

Once the RM loan is sold by the Lender it would come off the warehouse facility with AmStar being reimbursed by the Lender's "take-out Investor" AmStar would earn interim interest and certain allowable transaction fees. Potential exists in AmStar's ability to consistently review the quality of its correspondent's closings and bid for the best quality production as a participant in the sale to the secondary market. This would allow AmStar to aggregate production and move from buying on a "flow" basis as most small correspondents must - to selling directly to the secondary market on a "bulk" basis. At this time, RM backed securities are among the safest and most attractive MBS available. Secondary Market RM Investors have been willing to pay more dollars per file when the bundle is larger.

To attract this business from its best correspondents, AmStar could contractually share some of these secondary market earnings with the correspondent. AmStar would retain the rest, using this income to offset its cost of funds, its operational costs and to accumulate earnings that might among other uses, allow AmStar to consider paying future dividends to shareholders.

It should be noted that AmStar has identified a potential business partner and has begun negotiations that if satisfactorily concluded should provide access to the secondary market directly and the technology necessary to insure smooth deal flow. Included would be staffing, systems, and most significant of all - a share of the partner's production creating immediate business for the facility and the potential for quicker Investor interest in funding the line.

The potential business partner is established and the production is public record. Hence Investor risk should once again be reduced. The Facility will offer FHA insurable collateral, and an operations platform that can conclude the transactions efficiently.

To further develop the business plan, AmStar's Management has secured a Florida Mortgage Lender's License. This license will provide AmStar with the regulatory approval needed to apply for AmStar's own HUD approval - to be used in the event that AmStar decides to provide direct underwriting services to its correspondents. The need might develop from relationships with FHA Correspondents who have smaller shops and need underwriting services before they can sell their production. This is by far the largest class of FHA approved lender - the small FHA loan correspondent. This contingency addresses another niche AmStar has identified to be discussed in more detail in a future filing.

Please note: although significant development has gone into the plan so far, there are many elements of this plan that have yet to be fully evaluated. AmStar Management cannot give any assurances expressed or implied that this proposed business plan will work as discussed. There are variables currently present that are beyond Management's control.

However, absent significant negative developments in the RM Industry, adverse regulatory changes, or a worsening of secondary market demand for HECM production - Management could using its reasonable best efforts achieve many of its objectives in successfully establishing this new Reverse Mortgage Warehouse Facility.

A more specific timetable will be discussed in future filings.

AmStar has created a web site for Shareholder and Investor assistance. AmStar's web addresses are www.AmStarweb.net or www.AmStarweb.com. These sites should allow shareholders, investors, and potential correspondents to access timely information and communicate with AmStar Management. Audio reports present at the site may give interested persons better understanding of the proposed business plan.

Risk factors are discussed again - at both the web site and during the audio files, and responsible investors and shareholders making their most informed decisions should listen to them carefully.





Item 6.       Exhibits - none.











                                    SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 11, 2008
                                    AmStar Financial Services, Inc.


                                    By:  /s/ Nelson A. Locke
                                         ---------------------------------------
                                         Nelson A. Locke
                                         CEO and Director