Form 10-Q
period 2008-06-30
AMSTAR FINANCIAL SERVICES INC
filed 2008-08-04
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2008

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25803

                         AMSTAR FINANCIAL SERVICES, INC.
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



        Florida                                         65-0181535
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                    670 NW 116th Street, Miami Florida 33168
        -----------------------------------------------------------------
                     (Address of principal executive office)



                                 (305) 951-2785
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                  |_| Yes |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 82,566,666 total shares of Common Stock outstanding as of July 11, 2008, with 26,869,942 free trading shares and 55,696,724 restricted shares.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of these terms in Ruler 12b-2 of the Exchange Act.
Large accelerated filer  __
Accelerated filer __
Non-accelerated filer __
Smaller reporting company X

                         AMSTAR FINANCIAL SERVICES, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2008


                                      INDEX


                                     PART I

                              Financial Statements

               Please review in conjunction with prior filings at
             http://www.sec.gov/edgar/searchedgar/companysearch.html
             -------------------------------------------------------
                                   Symbol AMAF


Item 1. Balance Sheets                                                  4
        As of June 30, 2008

Item 2. Income and Expense Report
        For the Three Months Ending June 30, 2008                       5

Item 3. Notes to Financial Statements                                   6




                                     Part II
                                   Discussion

Item 1. Risk Factors                                                    7

Item 2. Unregistered Sales of Equity Securities and use of proceeds     7

Item 3. Defaults upon Senior Securities                                 7

Item 4. Submission of Matters to a Vote of Security Holders             7

Item 5. Other Information                                               7-8

Item 6. Exhibits, if any                                                8

Signature Page                                                          8

                         AMSTAR FINANCIAL SERVICES, INC.

                          COMPILED FINANCIAL STATEMENTS

                                  JUNE 30, 2008

AmStar Financial Services, Inc.
Balance Sheet June 30, 2008
(unaudited)

                                                          -----------------------------------------------
                                                           Jun 30, 08        Mar 30, 08        $ Change
                                                          --------------    --------------    -----------
ASSETS
      Other Assets
          Florida MLL                                         75,000.00                        75,000.00
          Goodwill                                         4,836,911.00      4,836,911.00           0.00
          Other Assets                                        67,693.00         63,693.00       4,000.00
                                                          --------------    --------------    -----------
      Total Other Assets                                   4,979,604.00      4,900,604.00      79,000.00
                                                          --------------    --------------    -----------
TOTAL ASSETS                                               4,979,604.00      4,900,604.00      79,000.00
                                                          ==============    ==============    ===========
LIABILITIES & EQUITY
      Liabilities
          Current Liabilities
              Other Current Liabilities
                  Corp Inc Taxes                              12,855.00         12,855.00           0.00
                  Due Value Fin                               17,606.00         10,106.00       7,500.00
                                                          --------------    --------------    -----------
              Total Other Current Liabilities                 30,461.00         22,961.00       7,500.00
                                                          --------------    --------------    -----------
          Total Current Liabilities                           30,461.00         22,961.00       7,500.00
                                                          --------------    --------------    -----------
      Total Liabilities                                       30,461.00         22,961.00       7,500.00

      Equity
          Common Stock                                        82,567.00         78,567.00       4,000.00
          Paid In Capital                                 16,576,159.00     16,501,159.00      75,000.00
          Retained Earnings                              -11,688,818.00    -11,681,318.00      -7,500.00
          Series A conv                                       18,782.00         18,782.00           0.00
          Series B conv                                          842.00            842.00           0.00
          Unearned/Restricted Stock                          -40,389.00        -40,389.00           0.00
                                                          --------------    --------------    -----------
      Total Equity                                         4,949,143.00      4,877,643.00      71,500.00
                                                          --------------    --------------    -----------
TOTAL LIABILITIES & EQUITY                                 4,979,604.00      4,900,604.00      79,000.00
                                                          ==============    ==============    ===========


AmStar Financial Services, Inc.
Income and Expense Report 6/30/08
(unaudited)

                                                                Jun 30,
                                              Mar 31, 08          08           TOTAL
                                            ---------------    ----------    ----------
      Ordinary Income/Expense
            Expense
                Administrative Fee               10,106.00      7,500.00        17,606
                Taxes, Income                    12,855.00          0.00        12,855
                                            ---------------    ----------    ----------
            Total Expense                        22,961.00      7,500.00        30,461
                                            ---------------    ----------    ----------
      Net Ordinary Income                       -22,961.00     -7,500.00       -30,461
                                            ---------------    ----------    ----------
Net Income                                      -22,961.00     -7,500.00       -30,461
                                            ===============    ==========    ==========

                         AMSTAR FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008


Note 1:
-------

AmStar's June 30, 2008 quarterly income statement and balance sheet and the Company's federal income tax returns for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 were prepared and filed in accordance with generally accepted accounting principles.

The 2003 income tax return conforms to the September 30, 2003 Form 10Q. The 2005 income tax return conforms to the income statement prepared by the court-appointed Assignee who executed AmStar's Florida Assignment for the Benefit of Creditors.

Note 2:
-------

Documents relevant to AmStar's 2004 Florida Assignment for the Benefit of Creditors are available at www.amstarweb.net.

Note 3:
-------

AmStar is a fully reporting Company as required by Section 13 or 15(d) of the Securities Exchange Act of 1934. AmStar's SEC Edgar Filings are current.

Note 4:
-------

As of June 30th, 2008 the Company was not involved in any litigation of any kind. There are no known legal actions pending.

Note 5:
-------

During the 2nd quarter AmStar acquired a Florida Mortgage Lender's License. It is reflected on the Balance Sheet as "Florida MLL". The license is valued at $75,000 and was contributed by the Company's Directors.

                                     PART II


Item 1.     Risk Factors

AmStar is currently executing its plan to launch a Mortgage Warehouse Facility specifically for short term funding of federally insured FHA Reverse Mortgage product. The investor related risks involved with FHA Insured Reverse Mortgage product is significantly different from non-FHA Mortgage product and the product is emerging as an important mortgage product for the future. However it is uncertain if AmStar's plan will succeed and AmStar and its management and directors make no guarantees of any kind as to AmStar's future success, if any. The results of a plan like this are subject to risks and uncertainties that could cause actual performance to differ materially from those expected. Factors that might cause such a difference include the possibility of continued decline in the domestic housing market further depressing home values, higher than anticipated interest rates requiring a higher coupon than originally planned on the warehouse facility money, slower access to the investor funding needed, greater than anticipated warehouse operating costs, potential issuance of additional shares, the adverse outcome of currently unforeseen litigation, the decline of availability of suitable reverse mortgage product at reasonable rates, and a deepening downturn in general economic conditions.

Item 2.     Unregistered sales of equity securities and use of proceeds - none.

Item 3.     Defaults upon senior securities - none.

Item 4.     Submission of Matters to a Vote of Security Holders - none.

Item 5.     Other information.

SUMMARY: The Company is a current, fully reporting registrant. The Company has built and launched its Internet Property known as www.amstarweb.com and retained an advisor to identify a potential warehouse line investor. At this time efforts to fund the line are fully underway. The Company is interviewing an SEC audit firm in preparation for its 2008 end of year 10-K.


CURRENT NEWS: During the second quarter 2008, AmStar launched its Internet Site for Shareholder and Investor assistance. AmStar's web addresses are
www.AmStarweb.net or www.AmStarweb.com. These sites allow shareholders, investors, and potential correspondents to access timely information and communicate with AmStar Management. Audio reports present at the site may give interested persons better understanding of the proposed business plan.

On April 28, 2008 Amstar announced through Business Wire that AmStar reached agreement in principle with Value Financial Mortgage Services a separate unrelated Florida corporation - whereby AmStar will contractually use Value's existing operations platform to provide infrastructure necessary to launch. This should reduce AmStar's costs and allow AmStar to achieve profitability quicker. Value agreed to commit up to 50% of its future FHA Reverse Mortgage production to the AmStar facility. This commitment could produce immediate use of the AmStar line once the line is funded.

During the second quarter 2008 Amstar submitted executive summaries to potential Investors. Amstar seeks an initial $2,000,000 which would be fully secured by real estate and enhanced by equity in the Company. This is an ongoing process and at this writing no suitable investor has surfaced. To enhance the process Amstar has identified and retained a banking executive with experience sufficient to successfully match the Company's needs with prospective providers of warehouse lines. Timing is uncertain but AmStar's management team shall use its reasonable best efforts to expedite this process. During the second quarter 2008 AmStar received inquiries from certain Florida based HUD Correspondents who requested information about approval as customers of the AmStar line, once the AmStar line is funded. Combined with Value Financial's usage commitment, the AmStar line could achieve critical mass quickly. These potential customers have been placed in a holding pattern, pending funding of the line.

The Company has elected to provide internal unaudited financial statements because the prior CPA firm has merged into a larger entity and at this writing had not yet been retained. The internal financial statements conform to the prior CPA's March 30 2008 10-Q adjusted for second quarter activity.

Item 6.     Exhibits - none.


                                    SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 25, 2008

                                        AmStar Financial Services, Inc.


                                        By:   /s/ [Nelson A. Locke]
                                              ----------------------------------
                                              [Nelson A. Locke]
                                              [CEO and Director]