Form 10-Q
period 2008-09-30
AMSTAR FINANCIAL SERVICES INC
filed 2008-10-24
CIK 1052994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2008

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25803

                         AMSTAR FINANCIAL SERVICES, INC.
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




              Florida                                    65-0181535
--------------------------------------     -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


                    670 NW 116th Street, Miami Florida 33168
--------------------------------------------------------------------------------
                     (Address of principal executive office)



                                 (305) 951-2785
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                          [ ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 82,566,666 total shares of Common Stock outstanding as of September 30, 2008 with 26,869,942 free trading shares and 55,696,724 restricted shares.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of these terms in Ruler 12b-2 of the Exchange Act.
Large accelerated filer __
Accelerated filer __
Non-accelerated filer __
Smaller reporting company _X_

                         AMSTAR FINANCIAL SERVICES, INC.
                                    FORM 10-Q
                           QUARTER ENDED SEPT 30,2008


                                      INDEX


                                     PART I

                              Financial Statements

               Please review in conjunction with prior filings at
             http://www.sec.gov/edgar/searchedgar/companysearch.html
             -------------------------------------------------------
                                   Symbol AMAF


Item 1.  Balance Sheet
         As of Sept 30, 2008                                                   4

Item 2.  Income and Expense Report
         For the Three Months Ending Sept 30, 2008                             5


Item 3.  Notes to Financial Statements                                         6




                                     Part II
                                   Discussion

Item 1.  Risk Factors                                                          7

Item 2.  Unregistered Sales of Equity Securities and use of proceeds           7

Item 3.  Defaults upon Senior Securities                                       7

Item 4.  Submission of Matters to a Vote of Security Holders                   7

Item 5.  Other Information                                                   7-8

Item 6.  Exhibits, if any                                                      8

Signature Page                                                                 8

                         AMSTAR FINANCIAL SERVICES, INC.
                                  SEPT 30, 2008


AmStar Financial Services, Inc.
Balance Sheet Sept 30, 2008

(unaudited)



                                                          --------------------------------------------------
                                                           Sept. 30, 08       June 30, 08      March 30, 08
                                                          --------------    --------------    --------------
ASSETS
   Other Assets
       Florida MLL                                               75,000            75,000               -0-
       Goodwill                                               4,836,911         4,836,911         4,836,911
       Other Assets                                              67,693            67,693            63,693
                                                          --------------    --------------    --------------
   Total Other Assets                                         4,979,604         4,979,604         4,900,604
                                                          --------------    --------------    --------------

TOTAL ASSETS                                                  4,979,604         4,979,604         4,900,604
                                                          ==============    ==============    ==============
LIABILITIES & EQUITY
   Liabilities
       Current Liabilities
           Other Current Liabilities
               Corp Inc Taxes                                    12,855            12,855            12,855
               Due Value Fin                                     25,106            17,606            10,186
                                                          --------------    --------------    --------------
           Total Other Current Liabilities                       37,961            30,461            22,961
                                                          --------------    --------------    --------------

       Total Current Liabilities                                 37,961            30,461            22,961
                                                          --------------    --------------    --------------

   Total Liabilities                                             37,961            30,461            22,961

   Equity
       Common Stock                                              82,567            82,567            78,567
       Paid In Capital                                       16,576,159        16,576,159        16,501,159
       Retained Earnings                                    -11,696,318       -11,688,818       -11,681,318
       Series A conv                                             18,782            18,782            18,782
       Series B conv                                                842               842               842
       Unearned/Restricted Stock                                -40,389           -40,389           -40,389
                                                          --------------    --------------    --------------
   Total Equity                                               4,941,643         4,949,143         4,877,643
                                                          --------------    --------------    --------------

TOTAL LIABILITIES & EQUITY                                    4,979,604         4,979,604         4,900,604
                                                          ==============    ==============    ==============

AmStar Financial Services, Inc.
Income and Expense Report Sept 30, 2008
(unaudited)


                                           YTD 08       Sept 30, 08         Jun 30, 08         Mar 30, 08
                                          --------    ---------------    ---------------    ---------------
   Ordinary Income/Expense

           Expense

               Administrative Fee          25,106              7,500             10,106              7,500

               Taxes, Income               12,855                -0-             12,855                -0-
                                          --------    ---------------    ---------------    ---------------

           Total Expense                   37,961              7,500             22,961              7,500
                                                      ---------------    ---------------    ---------------

   Net Ordinary Income                    -37,961             -7,500            -22,961             -7,500
                                          --------    ---------------    ---------------    ---------------


Net Income                                -37,961             -7,500            -22,961             -7,500
                                          ========    ===============    ===============    ===============

                         AMSTAR FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2008





Note 1:
-------

AmStar's Sept 30, 2008 quarterly income statement and balance sheet and the Company's federal income tax returns for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 were prepared and filed in accordance with generally accepted accounting principles.

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

Note 4:
-------

As of Sept 30, 2008 the Company was not involved in any litigation of any kind. There are no known legal actions pending.

Note 5:
-------

During the 2nd quarter AmStar acquired a Florida Mortgage Lender's License. It is reflected on the Balance Sheet as "Florida MLL". The license is valued at $75,000 and was contributed by the Company's Directors.

                                     PART II


Item 1.  Risk Factors

AmStar has been working to launch a Mortgage Warehouse Facility specifically for short term funding of federally insured FHA Reverse Mortgage product. The investor related risks involved with FHA Insured Reverse Mortgage product are different from non-FHA Mortgage product and the product is emerging as an important mortgage product for the future. However it is uncertain if AmStar's plan will succeed and AmStar and its management and directors make no guarantees of any kind as to AmStar's future success, if any. The results of a plan like this are subject to risks and uncertainties that could cause actual performance to differ materially from those expected. Factors that might cause such a difference include the possibility of continued decline in the domestic housing market further depressing home values, higher than anticipated interest rates requiring a higher coupon than originally planned on the warehouse facility money, slower access to the investor funding needed, greater than anticipated warehouse operating costs, potential issuance of additional shares, the adverse outcome of currently unforeseen litigation, the decline of availability of suitable reverse mortgage product at reasonable rates, and a continuation of the current downturn in general economic conditions.


Item 2.  Unregistered sales of equity securities and use of proceeds - none.


Item 3.  Defaults upon senior securities - none.


Item 4.  Submission of Matters to a Vote of Security Holders - none.


Item 5.  Other information - see page 8.


Item 6.  Exhibits - none.

Item 5.  Other Information.

SUMMARY: The Company is a current, fully reporting registrant. The Company has built and launched its Internet Property known as www.amstarweb.com. At this time efforts to fund the line have stalled due to the current economic downturn. The Company has selected an SEC audit firm in preparation for its 2008 end of year 10-K but needs to secure funding adequate to pay for the required SEC related services. In the alternative, the Company may elect to submit its 10-K using a traditional CPA firm.

CURRENT NEWS: Because of recent events in the financial markets and the domestic economy in general little was accomplished during the third quarter 2008. Meetings were held with potential investors but the current state of the secondary market and mortgage industry has delayed investor interest. Management continues to use its best efforts to create future shareholder value. In addition to its current plan AmStar is considering alternative strategies as well.

The Company has elected to provide internal unaudited financial statements because the prior CPA firm has merged into a larger entity and at this writing had not yet been retained. The internal financial statements conform to the prior CPA's March 30 2008 10-Q adjusted for second and third quarter activity.


                                    SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: October 23, 2008
                                         AmStar Financial Services, Inc.


                                         By: /s/ [Nelson A. Locke]
                                             -----------------------------------
                                             [Nelson A. Locke]
                                             [CEO and Director]