Form 10KSB
period 2008-12-31
AMSTAR FINANCIAL SERVICES INC
filed 2009-02-06
CIK 1052994

================================================================================

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

           For the fiscal year ended: Jan 1, 2008 to December 31, 2008

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
                                 --------------
           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share;                                  OTCBB
        SYMBOL AMAF

Preferred Stock Classes A, B, and C:
$0.001 par value per share;
All classes convert to Common.

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                              |X| Yes |_|No


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


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                         Yes |_|   No |X|


State issuer's revenue for its most recent fiscal year.  ZERO REVENUE

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $495,400 based on Dec 31, 2008 ASK .006 (OTCBB) (e)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 82,566,666 shares of Common Stock outstanding as of December 31, 2008 (e)

                         ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     1. NONE TO REPORT, NO BANKRUPTCY PROCEEDINGS
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the

Securities Exchange Act of 1934 after the distribution of securities under a
plan confirmed by a court.                                      Yes |_|   No |_|


Transitional Small Business Disclosure Format (Check one):      Yes |_|   No |X|



================================================================================

                                      INDEX

                                     PART I


Financial Statements - 12/31/08

                                     PART II

Item 1.         Description of Business.                                       1

Item 2.         Description of Property.                                       1

Item 3.         Legal Proceedings.                                             1

Item 4.         Submission of Matters to a Vote of Security Holders.           2

Item 5.         Market for Common Equity and Related Stockholder
                Matters and Small Business Issuer Purchases of
                Equity Securities.                                             2

Item 6.         Managements' Discussion and Analysis or Plan of Operation.     2

Item 7.         Financial Statements.                                          2

Item 8.         Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure.                                      2

Item 8A.        Controls and Procedures.                                       2

Item 8B.        Other Information.                                             2


                                    PART III

Item 9.         Directors, Executive Officers, Promoters, Control Persons
                and Corporate Governance; Compliance With Section 16(a) of
                the Exchange Act.                                              2

Item 10.        Executive Compensation.                                        3

Item 11.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters.                    3

Item 12.        Certain Relationships and Related Transactions, and
                Director Independence.                                         3

Item 13.        Exhibits.                                                      3

Item 14.        Principal Accounting Fees and Services.                        3

Item 15.        Risk Factors

SIGNATURES                                                                     3

                         AMSTAR FINANCIAL SERVICES, INC.


AmStar Financial Services, Inc.
Balance Sheet (unaudited internal)
Dec 31, 2008


                                                        ---------------------------------------------------
                                          Dec 31, 08     Sept 30, 08        June 30,08        March 31,08
                                        --------------  --------------    --------------    ---------------
ASSETS
  Other Assets
        Florida MLL                                -0-          75,000            75,000                -0-
        Goodwill                             4,836,911       4,836,911         4,836,911          4,836,911
        Other Assets                            67,693          67,693            67,693             63,693
                                        --------------  --------------    --------------    ---------------
  Total Other Assets                         4,904,604       4,979,604         4,979,604          4,900,604
                                        --------------  --------------    --------------    ---------------

TOTAL ASSETS                                 4,904,604       4,979,604         4,979,604          4,900,604
                                        ==============  ==============    ==============    ===============

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
       Other Liabilities
                Corp Inc Taxes                  12,855          12,855            12,855             12,855
                Due Value Fin                      -0-          25,106            17,606             10,186
                                        --------------  --------------    --------------    ---------------
       Total Other Liabilities                  12,855          37,961            30,461             22,961
                                        --------------  --------------    --------------    ---------------

    Total Current Liabilities                   12,855          37,961            30,461             22,961
                                        --------------  --------------    --------------    ---------------

  Total Liabilities                             12,855          37,961            30,461             22,961
                                        --------------  --------------    --------------    ---------------

  Equity
    Common Stock                                82,567          82,567            82,567             78,567
    Paid In Capital                         16,576,159      16,576,159        16,576,159         16,501,159
    Retained Earnings                      -11,746,212     -11,696,318       -11,688,818        -11,681,318
    Series A conv                               18,782          18,782            18,782             18,782
    Series B conv                                  842             842               842                842
    Unearned/Restricted Stock                  -40,389         -40,389           -40,389            -40,389
                                        --------------  --------------    --------------    ---------------
  Total Equity                               4,891,749       4,941,643         4,949,143          4,877,643
                                        --------------  --------------    --------------    ---------------


TOTAL LIABILITIES & EQUITY                   4,904,604       4,979,604         4,979,604          4,900,604
                                        --------------  ==============    ==============    ===============

AmStar Financial Services, Inc.
Income and Expense Report
(Unaudited Internal)
Dec 31, 2008


                                        YTD 08     Dec 31, 08   Sept 30, 08      Jun 30, 08    Mar 30, 08
                                        ------     ----------   -----------      ----------    ----------
    Ordinary Income/Expense
        Expense
                Administrative Fee         -0-        -25,106         7,500          10,106         7,500
                Taxes, Income           12,855            -0-           -0-          12,855           -0-
                                       -------     ----------   -----------      ----------    ----------
        Total Expense                   12,855        -25,106         7,500          22,961         7,500
                                       -------     ----------   -----------      ----------    ----------
  Net Ordinary Income                  -12,855         25,106        -7,500         -22,961        -7,500
                                       -------     ----------   -----------      ----------    ----------

Net Income                             -12,855         25,106        -7,500         -22,961        -7,500
                                       -------     ----------   ===========      ==========    ==========


                                     PART II


                         AMSTAR FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL DISCLOSURE
                                December 31, 2008



Item 1.         Description of Business.

Amstar Financial Services, Inc. as disclosed on an 8K filed March 1 2004 ceased its prior mortgage banking operations in February 2004. The Company subsequently entered into a Florida Assignment for the Benefit of Creditors on March 4, 2004 and emerged without material creditor or shareholder challenge on March 23, 2005.

The Assignment was managed by Michael Moecker and Associates of Fort Lauderdale, Florida. Amstar handed over control of all its assets, and Moecker liquidated them as appropriate and under the supervision of the courts - to pay Amstar's expenses and creditors. To the best of our belief all creditors of record were notified by Moecker and given an opportunity to participate in a distribution of Amstar's assets, if any. By electing to participate in any potential distribution, the creditor stayed certain creditor rights. Moecker records indicated all known creditors elected to participate resulting in no known litigation or collection activity involving Amstar to date.

When the Assignment was complete in 2005 Amstar had no tangible assets remaining.

The Company did not operate during 2004, 2005, 2006, or 2007. However in 2008 the Company built and launched its Internet Property known as www.amstarweb.com. The business plan called for the funding and launching of a Warehouse Facility specifically devoted to serving Reverse Mortgage Lenders. Since then management has been attempting to identify funding for implementation of the business plan discussed on the site.

Because of recent negative events in the financial markets and the weak domestic economy in general little was accomplished during the fourth quarter 2008. The current state of the secondary market and mortgage industry has delayed investor interest. At this time efforts to fund the plan have stalled due to the current economic downturn. Management continues to use its best efforts to create future shareholder value. This may include consideration of an alternative business plan.

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

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

There is no current market for Amstar's Common Equity. The common stock remains available via the Pink Sheet Exchanges.

Item 6.         Managements' Discussion and Analysis or Plan of Operation.

Because of the economic conditions discussed in Item 1, AmStar is actively considering alternative strategies to create shareholder value.

Item 7.         Financial Statements.

Attached are 12/31/08 unaudited internal financial statements. We have no funds to retain an accountant.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Amstar had no known disagreements with its prior Accountants regarding its financial reports or accounting disclosure. For this annual report the Company elected to provide unaudited internal financial statements because the prior CPA firm merged into a larger entity and Amstar has no funds available to retain the new firm. The Company interviewed several alternate accounting firms in preparation for this annual report but due to lack of funds has submitted the report using unaudited internal accounting compilations. These are not audited financials.

Item 8A.        Controls and Procedures.

Presently there are minimal controls or procedures in place regarding the business. Appropriate controls and procedures will be developed as promptly as they become necessary.


Item 8B.        Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

There are two directors; Nelson A. Locke and Charles M. Kluck. There are no corporate committees at this time.

Item 10.        Executive Compensation.

Presently there is no current Executive Compensation. The corporation has no liquidity. Mr. Locke and Mr. Kluck retain the right to assert a claim for compensation at a future time as appropriate.

The Directors waived management fees for the difficult fourth quarter. They forgave all year to date management fees due to them in exchange for AmStar's return to them of the dormant mortgage lender's license.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are 18,782,097 shares of Preferred Class A owned primarily by Mr. Locke and Mr. Kluck. There are 841,666 shares of Preferred Class B owned by other parties. There are no shares outstanding of Preferred Class C.


Item 12. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 13.        Exhibits.

None.

Item 14.        Principal Accounting Fees and Services.

Please refer to the attached unaudited internal financial reports for this information.

Item 15.        Risk Factors

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


    Signature                           Title                         Date
--------------------    ------------------------------------    ----------------
/s/ Nelson A. Locke     Chief Executive Officer and Director    February 6, 2009

/s/ Charles M. Kluck    President and Director                  February 6, 2009